Form 10-Q
period 2006-09-30
Hostopia.com Inc.
filed 2006-11-14
CIK 1365295

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-135533

Hostopia.com Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	7372 (Primary Standard Industrial Classification Code Number)	65-1036866 (I.R.S. Employer Identification No.)
110 East Broward Blvd., Suite 1650 Fort Lauderdale, Florida 33301 (954) 463-3080 (Address, including zip code, and telephone number, including area code, of Registrant's principal executive office)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐                Accelerated Filer ☐                Non-Accelerated Filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
    Yes ☐    No ☒

        As of November 13, 2006, there were 10,360,531 outstanding shares of common stock, par value $0.0001, of the registrant.

HOSTOPIA.COM INC.
Quarterly Report on Form 10-Q
INDEX

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 6	Exhibits	44
Signatures		45

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Hostopia.com Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	September 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,387,093	$3,038,217
Trade accounts receivable, net of allowance for doubtful accounts of $106,362 (March 31, 2006 — $48,650)	1,395,276	1,568,103
Deferred tax assets	—	83,000
Prepaid expenses	380,485	268,969

Total current assets	4,162,854	4,958,289
Property and equipment, net of accumulated amortization of $5,109,254 (March 31, 2006 — $4,273,828)	3,310,037	3,173,715
Other assets	61,821	60,699
Intangible assets, net of accumulated amortization of $1,184,317 (March 31, 2006 — $842,272)	2,012,575	1,608,605
Deferred tax assets	669,000	481,000
Deferred initial public offering costs	1,202,400	—

Total assets	$11,418,687	$10,282,308

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$463,962	$272,456
Accrued liabilities	717,147	511,525
Payroll and other taxes payable	7,943	25,881
Income taxes payable	24,000	155,000
Current portion of deferred lease inducements	79,900	79,900
Deferred revenue	904,511	923,206
Current portion of long-term liability (note 4)	260,000	260,000

Total current liabilities	2,457,463	2,227,968
Deferred lease inducements	271,808	298,538
Long-term liability (note 4)	146,350	243,639

Total liabilities	2,875,621	2,770,145
Series A redeemable, convertible preferred shares (note 6):
Authorized:
10,000,000 Series A redeemable, convertible preferred shares
Issued and outstanding:
2,127,658 Series A preferred shares, redeemable at $2.35 per share	5,228,763	5,170,448
Stockholders' equity:
Capital stock:
Authorized:
30,000,000 common shares, par value $0.0001
Issued and outstanding:
4,032,873 common shares	216,362	216,362
Additional paid-in capital	3,412,119	3,384,339
Deferred stock-based compensation	—	(26,179)
Accumulated other comprehensive loss	(43,881)	(43,881)
Deficit	(270,297)	(1,188,926)

Total stockholders' equity	3,314,303	2,341,715

Total liabilities and stockholders' equity	$11,418,687	$10,282,308

Subsequent Event (note 10)

See accompanying notes to consolidated financial statements.

Hostopia.com Inc.
Consolidated Statements of Operations
(Expressed in U.S. dollars — except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenues:
Webhosting and applications services	$5,406,362	$4,176,633	$10,625,782	$8,088,799
Other services	179,141	143,371	361,257	302,371

Total revenues	5,585,503	4,320,004	10,987,039	8,391,170
Cost of revenues:
Webhosting and applications services	637,908	414,578	1,200,680	800,311
Other services	84,387	49,203	169,103	107,401

Total cost of revenues	722,295	463,781	1,369,783	907,712

Gross profit	4,863,208	3,856,223	9,617,256	7,483,458
Expenses:
Sales and marketing (a)	1,144,907	904,950	2,347,257	1,956,962
Research and development (a)	782,499	498,043	1,494,984	987,261
Project management (a)	423,339	328,592	839,797	642,304
Technical support (a)	794,331	529,076	1,473,207	1,030,242
General and administrative (a)	431,362	353,480	822,681	686,036
Amortization of intangible assets	183,623	67,646	342,045	126,429
Amortization of property and equipment	452,683	333,723	850,943	667,458

	4,212,744	3,015,510	8,170,914	6,096,692

Income before the undernoted	650,464	840,713	1,446,342	1,386,766
Interest income	18,170	4,454	39,699	8,601
Interest expense	(4,206)	(4,566)	(8,412)	(4,566)

	13,964	(112)	31,287	4,035

Income before income taxes	664,428	840,601	1,477,629	1,390,801
Income taxes (recovery):
Current	341,000	303,000	747,000	490,000
Deferred	(117,000)	—	(148,000)	—

	224,000	303,000	559,000	490,000

Net income	$440,428	$537,601	$918,629	$900,801

Net income per share (note 5)
Basic	$0.10	$0.13	$0.21	$0.21
Diluted	0.07	0.08	0.15	0.14

Weighted average number of common shares outstanding:
Basic	4,032,406	4,032,336	4,032,371	4,032,336
Diluted	6,310,070	6,658,253	6,310,035	6,648,562

(a) Stock-based compensation is included in operating expenses as follows:
Sales and marketing	$31,970	$4,989	$66,285	$9,978
Research and development	5,163	—	10,606	—
Project management	2,819	—	5,855	—
Technical support	4,294	—	8,838	—
General and administrative	9,130	—	18,891	—

	$53,376	$4,989	$110,475	$9,978

See accompanying notes to consolidated financial statements.

Hostopia.com Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$918,629	$900,801
Items which do not involve cash:
Amortization	1,192,988	793,887
Stock-based compensation	110,475	9,978
Non-cash interest	8,412	—
Deferred income taxes	(105,000)	440,000
Deferred lease inducements	(26,730)	10,504
Change in operating assets and liabilities:
Trade accounts receivable	172,827	(1,111,405)
Prepaid expenses	(111,516)	21,409
Other assets	—	(13,234)
Accounts payable	191,506	(73,402)
Accrued liabilities	205,622	78,156
Payroll taxes and other taxes payable	(17,938)	680
Income taxes payable	(131,000)	—
Deferred revenue	(18,695)	34,724

Cash flows from operating activities	2,389,580	1,092,098
Cash flows from financing activities:
Issue of common shares on exercise of stock options	1,799	—
Repayment of long-term liability	(105,701)	—
Deferred initial public offering costs	(1,202,400)	—

Cash flows used in financing activities	(1,306,302)	—
Cash flows from investing activities:
Acquisition of property and equipment	(987,263)	(821,881)
Acquisition of intangible assets	(746,015)	(189,699)

Cash flows used in investing activities	(1,733,278)	(1,011,580)
Effect of currency translation on cash balances	(1,124)	—

Increase (decrease) in cash and cash equivalents	(651,124)	80,518
Cash and cash equivalents, beginning of period	3,038,217	1,897,230

Cash and cash equivalents, end of period	$2,387,093	$1,977,748

Supplemental cash flow information:
Interest	$—	$4,566
Income taxes paid	795,000	—

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS:

  Hostopia.com Inc. (the "Company") was founded in December 1999 and is a provider of Web services that enable small and medium-sized businesses to establish and maintain an Internet presence. The Company has customers in the United States, Canada and the United Kingdom, which include telecommunication carriers, cable companies, Internet service providers, domain registrars and Web hosting service providers. These communication services providers purchase the Company's Web services on a wholesale basis and resell these services under their own brands to small and medium-sized businesses. The Company's services include Website creation and maintenance applications, managed email with virus and spam protection, e-commerce application services, customer communications and Website promotion applications, and Website hosting and data transfer.

2.     SIGNIFICANT ACCOUNTING POLICIES:

  A description of the Company's significant accounting policies can be found in the Company's March 31, 2006 Annual Financial Statements as included in its Registration Statement on Form S-1 (File No. 333-135533) declared effective by the Securities and Exchange Commission on November 3, 2006 ("Form S-1").

  (a)
  Basis of presentation:

    These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, BlueGenesis.com Corp. and Internet Names for Business Inc., which are wholly owned. All material intercompany accounts and transactions and balances are eliminated.

    These unaudited consolidated financial statements are stated in U.S. dollars. The statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

2.     SIGNIFICANT ACCOUNTING POLICIES (continued):

    The accompanying consolidated balance sheets as of September 30, 2006 and March 31, 2006, the consolidated statements of operations for the three and six months ended September 30, 2006 and 2005, the consolidated statements of cash flows for the six months ended September 30, 2006 and 2005 and the related notes to the consolidated financial statements are unaudited. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and related notes together with management's discussion and analysis of financial position and results of operations contained in the Company's Form S-1, which includes the audited financial statements for the year ended March 31, 2006 the unaudited consolidated financial statements for the three months ended June 30, 2006.

    In the opinion of the Company's management, with the exception of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payments ("SFAS No. 123R"), the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Form S-1 and include all adjustments necessary for the fair statement of the Company's financial position as of September 30, 2006, its results of operations for the three and six months ended September 30, 2006 and 2005 and its cash flows for the six months ended September 30, 2006 and 2005. See notes 2(c) and 3 for a further discussion of the implications of SFAS No. 123R.

    The financial results for the three and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending March 31, 2007. There is no difference between net income and total comprehensive income.

    The Company has reviewed the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has determined that the Company is comprised of only one segment, Webhosting and application services.

    On May 18, 2006, the Board of Directors authorized a one-for-five reverse stock split of the Company's common stock and convertible redeemable preferred stock. All common stock shares, convertible redeemable preferred stock shares, and amounts per share data reflect the reverse stock split.

2.     SIGNIFICANT ACCOUNTING POLICIES (continued):

  (b)
  Use of estimates:

    The accompanying unaudited interim consolidated financial statements of the Company have been prepared using accounting principles generally accepted in the United States of America for such reports. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from those estimates.

  (c)
  Stock-based compensation:

    Prior to April 1, 2006

    The Company accounted for stock options issued to employees using the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25. Compensation expense was recorded on the date stock options were granted only if the current fair value of the underlying stock exceeds the exercise price. Deferred stock-based compensation was amortized over the vesting period of the individual options in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44.

    All stock options granted to employees since inception have been accounted for in stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and, accordingly, prior to April 1, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. Since the Company has issued all stock options with an exercise price equal to the estimated fair value of the stock on the grant date, no compensation expense in respect of stock options was recorded prior to April 1, 2006.

    Post April 1, 2006

    On April 1, 2006, the Company adopted the provisions of SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and amends SFAS No. 95, Statement of Cash Flows ("SFAS No. 95"). SFAS No. 123R requires companies to recognize in the income statement the estimated fair value of stock-based compensation.

    Prior to April 1, 2006, the Company had adopted the "disclosure only" provisions of SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which required certain financial statement disclosures, including pro forma operating results, as if the Company had prepared its consolidated financial statements in accordance with the fair market value method of accounting for stock-based compensation. In adopting SFAS No.123R, the Company chose to apply the "modified prospective method". Under this method, unvested awards at the date of adoption will be amortized based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company will, as it did under SFAS 123, provide disclosure of the compensation amount it would have otherwise booked in its notes to the financial statements. Based upon the Company's analysis of the requirements of SFAS No. 123R, the Company reclassified its unamortized deferred compensation of $26,179 related to the issuance of unvested common stock awards to consultants that was previously reported as a contra amount in the equity section of the balance sheet to additional paid-in capital. No other adjustments were required as the estimated expected forfeiture rate in respect of the consultants' options was zero.

    During the three months ended June 30, 2006, we granted 10,000 options to employees having an exercise price of $10.95 per share, which amount was determined to be the fair value at the date of the grant. We determined the future expense related to this issue to be approximately $65,640. The risk-free interest rate was based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility of stock options was based on an average of historical volatility of a peer group of companies comparable to us. The expected life of our options was based on the "simplified method" in accordance with SEC Staff Accounting Bulletin SAB 107 for companies with limited historical exercise experience. Under the "simplified method" the expected term is equal to the mean of the vesting term and the term to expiry. The dividend yield is based on the fact that Hostopia has never declared or paid any cash dividends and does not currently anticipate paying cash dividends in the future. The forfeiture rate was based on our historical experience in respect of employee turnover and consequent cancellation of option grants.

    As a result of the adoption of SFAS No. 123R, stock-based compensation expense, which previously was applied to consultants only, increased from $4,989 in the three months ended June 30, 2005 to $57,099 in the three months ended June 30, 2006.

    The Company has provided the pro forma disclosures required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

    The fair value of the stock-based compensation award granted during the three and six months ended September 30, 2006 was estimated on the date of grant using Black-Scholes with the following weighted average assumptions:

	Three months ended September 30, 2006	Six months ended September 30, 2006
	(Unaudited)
Risk free interest rate	4.77%	4.77%
Expected dividend yield	—	—
Expected volatility	67%	67%
Expected life (in years)	5	5
Expected forfeiture rate	25%	25%

    The risk-free interest rate was based on the currently available rate on a U.S. Treasury zero coupon issue with a remaining term equal to the expected term of the option. The expected volatility of stock options was based on an average of historical volatility of a peer group of companies comparable to the Company. The expected life of the Company's options was based on the "simplified method" accepted by the SEC Staff Accounting Bulletin ("SAB") 107 for companies with limited historical exercise experience. Under the "simplified method", the expected term is equal to the mean of the vesting term and the term to expiry. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends and does not currently anticipate paying cash dividends in the future. The forfeiture rate was based on the Company's historical experience and expectations in respect of employee turnover and consequent cancellation of option grants.

    Under SFAS No. 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard to determine fair value on the grant date. The Company is continuing to use the Black-Scholes option pricing model. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. This estimate will be adjusted as necessary in the future to reflect actual forfeiture experience. Based on its historic experience and expectations for the future, the Company has estimated expected forfeitures to occur at a rate of 25%. Stock-based compensation expense is recognized using a straight-line amortization method over the vesting period.

3.     STOCK-BASED PLANS:

  (a)
  Expense and related transitional information under SFAS 123R:

    As a result of the adoption of SFAS No.123R, the Company's income from continuing operations before income taxes for the three and six months ended September 30, 2006 was approximately $49,313 and $100,262 lower, respectively, and net income was $31,458 and $63,960 lower than under the Company's previous accounting method for stock-based compensation, which only recognized stock-based compensation to consultants. Basic net income per common share for the three and six months ended September 30, 2006 were decreased by $0.01 and $0.02, respectively, while diluted net income per share decreased for the same periods by $0.00 and $0.01, respectively, as a result of adopting SFAS 123R there was no effect on the statement of cash flows.

    As a result of the adoption of SFAS No. 123R, stock-based compensation expense which previously was applied to consultants only, increased from $4,989 in the three months ended September, 2005 to $53,376 in the three months ended September 30, 2006.

3.     STOCK-BASED PLANS (continued):

  Prior to adopting the provisions of SFAS No. 123R, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had the Company adopted the recognition of compensation expense for employee stock options under SFAS 123 based on the fair value of the options on the date of grant the pro forma impact on net income would have been as follows:

	Three months ended September 30, 2005 Pro forma	Six months ended September 30, 2005 Pro forma
	(Unaudited)	(Unaudited)
Net income	$537,601	$900,801
Dividend accretion on Series A preferred share	(28,622)	(57,092)

Net income attributable to common stockholders	$508,979	$843,709
Stock-based compensation, as reported, net of tax	3,143	6,826
Pro forma stock-based compensation, net of tax	(19,925)	(39,850)

Pro forma net loss attributable to common stockholders	$492,197	$810,145

Basic income attributable to common stockholders per share:
As reported	$0.13	$0.21
Pro forma	0.12	0.20
Diluted income attributable to common stockholders per share:
As reported	$0.08	$0.14
Pro forma	0.08	0.13

3.     STOCK-BASED PLANS (continued):

  (b)
  2000 Stock Option Plan:

    All common share amounts have been restated to give effect to the one-for-five reverse stock split approved at a special meeting of shareholders on May 18, 2006. Under the terms of the Company's 2000 Stock Option Plan, the Board of Directors of the Company was allowed to grant options to its employees, non-employees and officers up to 900,000 common shares. The exercise price of each option equalled a price that was not less than the price of the Company's common stock on the date of grant and an option's maximum term was seven years. Options vested over a three-year period from the date of grant. Stock option activity under all plans year to date is summarized as follows:

	Options outstanding	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value(1)
		(Unaudited)
Balance at March 31, 2006	839,280	$3.45		$—
Granted	10,000	10.95		—
Exercised	—	—		—
Forfeited	(10,300)	5.35

Balance at June 30, 2006	838,980	3.52	2.0	1,800,000
Granted	—	—	—	—
Exercised	(537)	3.35
Forfeited	(183)	3.35

Balance at September 30, 2006	838,260	3.52	1.8	1,800,000

Options exercisable at September 30, 2006	749,940	$2.95	1.4	$1,800,000

(1)
Based on the Company's initial public offering price of $5.30 per common share.

3.     STOCK-BASED PLANS (continued):

  (c)
  Unrecognized stock-based compensation expense:

    At September 30, 2006, there was $326,495 of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. On a weighted average basis, unrecognized stock-based compensation expense is expected to be recognized over the next 1.9 years and will be adjusted for any future changes in estimated forfeitures.

  (d)
  2006 Stock Incentive Plan:

    Under the terms of the 2006 Stock Incentive Plan (the "2006 Plan"), the Company is permitted to issue stock options and stock appreciation rights to eligible participants for up to 10% of the total outstanding shares of common stock. The exercise price of each option equals a price that is not less than the price of the Company's stock on the date of grant and an option's maximum term is seven years. Options vest over a three year period from the date of grant. No options have been issued under the 2006 Stock Incentive Plan.

4.     ASSET ACQUISITION:

  On January 31, 2006, the Company entered into an agreement to purchase a customer list from one of its customers for $1,132,000 and assume the liability for future services. The Company paid $151,400 on closing.

  Future payments to be applied against the purchase price will be determined as a percentage of actual webhosting revenue generated by the purchased accounts as follows: the Company will pay out 37.5% of collected revenue from the customer during the first six months following closing, 25.0% for the following six months, and 12.5% thereafter, until such time as the total payments equal the purchase price.

4.     ASSET ACQUISITION (continued):

  After deducting the value of the account receivable owed from the customer and the liability for future services assumed associated with the hosted accounts, the remaining amount of $570,533 was recorded as a non-interest bearing liability. This amount has been discounted at the rate of 5% per annum. Accordingly, the value of the customer list and the long-term liability has been reduced by $28,030, being the estimated interest over the expected two-year life of the long-term liability. This amount is accreted as interest expense over the expected two-year life of the long-term liability. The customer list is being amortized on a straight-line basis over its three-year estimated useful life commencing February 1, 2006.

  During the three and six months ended September 30, 2006, the Company made payments of $72,906 and $97,289, respectively. The remaining liability was as follows:

	September 30, 2006 (Unaudited)	March 31, 2006
Total	$406,350	$503,634
Less current portion	260,000	260,000
	$146,350	$243,659

5.     NET INCOME PER COMMON SHARE:

  Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is calculated by dividing net income, adjusted to exclude preferred dividends applicable to the redeemable preferred shares by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

  SFAS No. 128, Earnings per Share, requires that stock options, restricted stock grants and similar equity instruments granted be treated as potential common shares outstanding in computing diluted income per share by application of the treasury stock method. Under the treasury stock method, the amount the optionee must pay for exercising stock options, the amount of compensation cost for future service that has not yet recognized, and the associated amount of tax benefits that would be recorded in additional paid-in capital when the compensation expense is recognized are assumed to be used to repurchase shares at the average share price for each period.

5.     NET INCOME PER COMMON SHARE (continued):

  The table below sets forth the computation of basic and diluted net income per share:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net income	$440,428	$537,601	$918,629	$900,801
Dividend accretion on Series A preferred shares	(29,234)	(28,622)	(58,315)	(57,092)

Net income attributable to common stockholders	$411,194	$508,979	$860,314	$843,709
Weighted average outstanding shares of common stock	4,032,406	4,032,336	4,032,371	4,032,336
Dilutive effect of Series A redeemable preferred shares	2,127,658	2,127,658	2,127,658	2,127,658
Dilutive effect of stock options and warrants	150,006	498,259	150,006	488,568
Common stock and common stock equivalents	6,310,070	6,658,253	6,310,035	6,648,562

Net income attributable per common share:
Basic	$0.10	$0.13	$0.21	$0.21
Diluted	0.07	0.08	0.15	0.14

6.     SERIES A REDEEMABLE, CONVERTIBLE PREFERRED SHARES:

	September 30, 2006	March 31, 2006
	(Unaudited)
Authorized:
10,000,000 Series A redeemable, convertible preferred shares
Issued:
2,127,658 Series A redeemable, convertible preferred shares	$5,228,763	$5,170,448

  In December 2001, the Company issued 851,063 Series A redeemable, convertible preferred shares for proceeds of $2,000,000, and incurred share issuance costs of $301,046, resulting in net proceeds of $1,698,954. An additional 1,276,595 Series A redeemable, convertible preferred shares were issued on conversion of stockholders' advances and loans payable of $3,000,000.

6.     SERIES A REDEEMABLE, CONVERTIBLE PREFERRED SHARES (continued):

  The Series A redeemable convertible preferred shares accrete dividends annually at a rate of 2.2%, with a charge to additional paid-in capital, for the cumulative dividends of $800,000 that were to become payable after December 31, 2006. The Company accreted dividends of $29,234 and $28,622 for the three months ended September 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005, the Company accreted dividends of $58,315 and $57,092, respectively.

  On November 10, 2006, on the completion of the Company's IPO, the preferred shares were automatically converted into 2,127,658 common shares with a par value of $213. Additional paid-in capital was increased by $5,241,595 in respect of this conversion.

7.     RELATED PARTY TRANSACTIONS:

  The Company completed transactions with TELUS Corporation, a related party by virtue of its 8.2% holding of common shares of the Company, in the normal course of operations. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties as set out below. In addition, the Company has a commitment to with TELUS to purchase bandwidth and data centre services from December 2004 to November 2007 for an aggregate minimum amount of $1,867,140.

  In March 2005, the Company's principal stockholders John Nemanic, William Campbell and Colin Campbell, purchased a majority interest in a supplier of templates, images and outsourced operations to the Company (the "Supplier"). Templates and images purchased by the Company are recorded as other intangible assets and amortized over their estimated useful lives. The Company and the Supplier have entered into an agreement, whereby each party is obligated to jointly develop images for use in the business of the Company and for sale to others. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties. The Company will earn a 10% commission on sales of these images by the Supplier to the Company's customer base. Each party has indemnified the other for losses on claims against either party.

7.     RELATED PARTY TRANSACTIONS (continued):

  Aggregate related party transactions and balances at are as follows:

	September 30, 2006	March 31, 2006
	(Unaudited)
Balance sheets:
Accounts receivable	$12,243	$26,654
Accounts payable	71,739	17,990

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(Unaudited)
Statements of operations:
Webhosting and application services revenue	$547,320	$470,474	$1,074,861	$923,569
Bandwidth	174,389	144,489	356,638	280,021
Outsourced services	338,551	227,075	638,672	418,943
Telephone services	57,980	32,071	108,308	55,472

8.     RECENT ACCOUNTING PRONOUNCEMENTS:

  (a)
  Fair value:

    In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, ("SFAS 157") to provide enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other authoritative literature require (or permit) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. The Company plans to adopt SFAS 157 effective April 1, 2008. The Company currently does not have any balance sheet items carried at fair value. However, the Company does use fair value concepts to test various long-lived assets for impairment and to initially measure assets and liabilities acquired in a business combination. Management is currently evaluating the impact of adoption.

8.     RECENT ACCOUNTING PRONOUNCEMENTS (continued):

  (b)
  Uncertain tax positions:

    In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109" ("FIN 48"). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is "more likely than not" to be sustained, assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company's consolidated financial statements is currently being evaluated by management.

  (c)
  Effects of prior year misstatements:

    In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SAB requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff's previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings under U.S. GAAP. No such alternative is available under Canadian GAAP. SAB 108 is effective for the Company's annual financial statements for the current fiscal year ending March 31, 2007. The Company is currently reviewing the impact of this pronouncement.

9.     GEOGRAPHIC INFORMATION:

  The following summarizes the Company's revenue by country (in thousands of dollars):

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Canada	$2,418,902	$2,102,995	$4,767,668	$4,124,676
United States	3,094,137	2,217,009	6,082,670	4,266,494
United Kingdom	72,464		136,701	—

	$5,585,503	$4,320,004	$10,987,039	$8,391,170

10.   SUBSEQUENT EVENTS:

  On November 10, 2006, the Company completed its Initial Public Offering ("IPO") in which it sold 4,200,000 common shares at a price of $5.30 (Cdn. $6.00) per share. A total of $22,283,137 (Cdn $25,200,000) in gross proceeds was raised in the IPO. After deducting the underwriter's commission and approximate offering expenses of $3,243,593 (Cdn$3,668,000), net proceeds of the IPO were approximately $19,039,544. All 2,127,658 outstanding shares of the Company's Series A redeemable, convertible preferred shares were converted into shares of common stock, on a one-for-one basis, at the closing of the IPO.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The following discussion includes forward-looking statements that are not historical facts but reflect our current expectation regarding future results. Actual results could differ materially from the results discussed in the forward-looking statements because of a number of risks and uncertainties, including the matters discussed below and elsewhere in this Form 10-Q. Historical trends should not be taken as indicative of future operations.

        In addition, you should refer to the "Risk Factors" section of our Registration Statement on Form S-1 that was filed on November 3, 2006.

        You should read this Form 10-Q completely. In some cases, you can identify forward-looking statements by the following words: "may", "will", "should", "expect", "intend", "plan", "anticipated", "believe", 'estimate", "predict", "potential", "continue", or the negative of these terms or other similar terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date of this Form 10-Q and we assume no obligation to update these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance.

        We qualify all the forward-looking statements contained in this Form 10-Q by the foregoing cautionary statements.

Overview

        We believe we are a leading provider of Web services that enable small and medium-sized businesses to establish and maintain an Internet presence. We have over 330 customers in the United States, Canada and the United Kingdom, which include telecommunication carriers, cable companies, Internet service providers, domain registrars and Web hosting service providers. These communication services providers purchase our Web services on a wholesale basis and resell these services under their own brands to small and medium-sized businesses. We refer to small and medium-sized businesses which use our Web services as "end-users" or "end-user businesses". Our Web services include Website creation and maintenance applications, managed email with virus and spam protection, e-commerce application services, customer communications and Website promotion applications, and Website hosting and data transfer.

        Our revenue growth is derived from the number of end-users who subscribe to our Web services. To increase our revenue and take advantage of our market opportunity we plan to expand our customer base as well as further penetrate our customers' existing end-user base.

        We have grown our business primarily by convincing large telecommunication and cable companies that we should manage their Web hosting businesses.

        This strategy has been highly successful in Canada and Bell Canada, TELUS Communications Company and Rogers Cable Communications Inc. are all now our customers. We have expanded geographically into the United States and in fiscal 2006 signed up our first large U.S. telecommunications company, Verizon. In 2006, we also began marketing our service in the United Kingdom and have already contracted to provide our service to a number of customers in this large market place.

        Our growth strategy is now focused on two processes. Firstly, we acquire new customers with large end-user bases. Secondly, we help our current customers grow their Web hosting businesses by providing them with marketing collateral and by providing their end-users with improved website functionality.

        We track our success in two ways. Firstly, we count the number of end-users we add through the sign-up of new customers in the latest twelve months, both large and small. Secondly, we count the number of end-users our customers of more than twelve months (existing customers) have added to their Web hosting business.

        To support the acquisition of new customers we have 10 sales people focused on acquiring new business in Canada, the U.S. and now the U.K. To assist them in their sales efforts, and to potentially increase our revenue per end-user, we continue to invest in developing new software for end-users. We have 13 programming and technical professionals currently involved in product development.

        When we acquire a new customer, we must migrate their end-users to our platform effectively and efficiently. This essential function is carried out by our project management staff presently consisting of 19 personnel.

        We also recognize the need for prompt and professional service to our end-users to maintain and grow our end-user count. Accordingly we employ a technical support staff of approximately 80 information technology and customer service professionals to deal promptly 24 hours a day with any questions our end-users have in respect of our service. Our staff of customer service professionals has grown by 32% in the past twelve months to deal with our increasing end-user base.

        To provide our end-users, who are often smaller businesses, with an easy method of establishing a Web presence, we have developed and continue to develop easily self-customized website templates. We currently have over 3,000 templates in our library, the majority of which were developed in the past twelve months.

        In fiscal 2007, we also began to build the capability to provide our end-users with turnkey customized websites with a higher degree of functionality. We have hired 6 personnel in support of this business opportunity. As of September 30, 2006 this business was still in the development phase. Subsequent to September 30, 2006, we launched this business and signed up our first customers.

        During the quarter, we signed 16 new customer contracts and added approximately 13,000 new end-users. We made progress in developing four new web services including: search engine optimization, an enhanced version of our site creator software, collaborative e-mail, and a web site design service. While the first three services are still in development, the fourth initiative, web site design, was launched on October 27. We expensed all the research and development costs as incurred. We also expanded our software delivery platform in the United States as a result of, and in anticipation of, new customers.

        In November, 2006 we signed a contract with BT (formerly British Telecom) after successfully completing a pilot project during the quarter ended September 30, 2006. This two year contract outsources BT's small business web hosting business to us and we believe presents a significant opportunity to the Company if we can successfully migrate their sites onto our platform over the next several quarters. In anticipation of the BT contract and other new business, we built up additional capacity and staff in the second quarter and these costs contributed to our higher second quarter expenses.

        With the additional funds we received on November 10, 2006 on the completion of our initial public offering, we believe we are in a strong position to execute the growth plan we outlined in our prospectus including:

  •
  adding new customers in the U.S. and the U.K. and

  •
  increasing the end-user count of or current customers because of our enhanced service offerings.

Key Metric

End-User Count

        We grow our revenues primarily through the addition of end-user businesses who subscribe to our Web hosting and application services, also known as Web services. We add end-users by two principal methods: (1) organic growth from our existing customers; and (2) the addition of new customers who migrate their end-users to our system. To a lesser extent we grow our end-users through small resellers and by direct sales to end-user businesses. As of September 30, 2006, we served approximately 237,000 end-users.

        The end-user count is predictive of our future revenue growth and operating results due to the recurring revenue nature of our business As a result, we monitor this metric closely to forecast and manage our growth.

Sources of Revenue

        We derive all of our revenue from Web hosting and application services and other services. We sell our services primarily on a wholesale basis to our customers. To a lesser extent, we sell our services directly to small resellers and end-user businesses.

Web Hosting and Application Services

        Web hosting and application service revenues are derived from the sale and support of Web services. We generated 96.7% and 96.4% of our revenues in the six months ended September 30, 2006 and 2005 respectively from Web hosting and application services. Our customers pay us monthly in accordance with contracts that range from one to five years for the Web services that they resell to their end-users on a subscription basis. In addition, we derive a portion of our revenues from the direct sale of Web services to small resellers and end-user businesses. We expect Web hosting and application services revenue to increase in absolute dollars and to remain relatively stable as a percentage of our total revenues.

Other Services

        Other services are revenues derived from domain name registration and professional services. We derived 3.3% and 3.6% of our total revenues in the six months ended September 30, 2006 and 2005 respectively from other services. Domain name registration revenue consists of domain name registrations, renewals and transfers derived from customers, end-users and other individuals. Professional services consist of fees we receive from our customers for services provided at their request. We expect other services revenue to increase in absolute dollars and to remain relatively stable as a percentage of our total revenues.

Cost of Revenue

        Cost of revenue consists principally of expenses relating to bandwidth and data center costs, software license fees, hardware maintenance and referral payments and domain name registration fees. Cost of revenue does not include salary and wage expenses, technical support costs, depreciation and amortization expenses relating to property and equipment, acquired patents and customer lists.

Bandwidth and Data Center

        Bandwidth and data center expenses primarily consist of the cost of bandwidth and leased data center space. We purchase bandwidth from several suppliers. We lease space in four network operations centers — three in Toronto, Ontario and one in Miami, Florida. We utilize these facilities under contracts ranging from one to three years. We pay for these services on a monthly basis and record the expenses at the time they are incurred. We expect that bandwidth and data center facility costs will increase as the number of end-users increases on our system.

Software License and Hardware Maintenance Fees

        Software licensing and hardware maintenance fees are incurred to maintain our application delivery platforms that we use in the delivery of our Web services. We expect that software license and hardware maintenance expenses will increase as the number of end-users increases on our system.

Referral Payments

        We make referral payments to small resellers and select customers under referral agreements. We expect that referral payments will increase with expected increases in revenue from these resellers and customers.

Domain Name Registration Fees

        We purchase domain rights from registered ICANN suppliers for resale. Customers and end-users purchase the right to use domain names for a specified number of years and this right must be renewed on a periodic basis.

Operating Expenses

        Operating expenses comprise all personnel costs together with advertising and marketing expenses, travel expenses, administrative expenses including insurance and professional fees, communication expenses, rent expenses for office facilities and amortization expenses. We utilize a functional reporting style allocating all non-amortization expenses to sales and marketing, research and development, project management, technical support and general and administrative.

        In addition, we have used outsourced services provided by GeeksForLess, Inc., ("GFL"), a related party by means of common ownership, since November 2003. Originally contracted to provide research and development, GFL has provided services in the areas of technical support, project management and sales support. All expenses incurred in the outsourcing arrangement including travel of our North American based personnel are allocated to our functional expense classifications.

Sales and Marketing

        Sales and marketing expenses represent the largest percentage of our operating expenses, and consist primarily of compensation and commissions for our sales personnel. Other sales and marketing expenses include amounts paid to enable our employees to attend trade shows, print and Internet banner advertising, travel expenses and allocated rent, communications and office expenses. We expect future sales and marketing expenses will increase as we expand our efforts to increase our customers, end-users and revenues.

Research and Development

        Research and development expenses consist primarily of compensation, performance bonuses and related expenses for our research and development staff, contracted offshore resources, and allocated overhead costs. We focus our research and development efforts on increasing the features and functionality of our Web services and the delivery of those Web services to end-users. We expect that, in the future, research and development expenses will increase as we upgrade and enhance our existing Web service offerings, develop new Web service offerings and expand the capabilities of our application delivery platform infrastructure in existing and new markets.

Project Management

        Project management expenses consist of compensation and performance bonuses, allocation of payments to GFL for its services to the project management group, travel expenses, allocated rent, communication and office expenses. The project management team manages new customer set ups and our customers' end-user migrations to our application delivery platform as well as ongoing technical assistance to customers. We expect future project management expenses will increase due to the continuing growth and complexity of our customer base.

Technical Support

        Technical support expenses consist of compensation and allocated rent, communication and office expenses and allocation of payments to GFL for its services to the technical support group. Our technical support staff provides assistance to our customers and/or their end-users. We employ technical support staff who operate 24 hours a day, 365 days a year. We expect future technical support expenses will increase as we increase our end-users.

General and Administration

        General and administrative expenses consist of compensation and related expenses for administration and finance personnel, professional services that are not otherwise allocated to specific functions, insurance fees, franchise and capital taxes, banking fees, provision for bad debt expenses and other miscellaneous expenses that are not otherwise allocated. We expect future general and administrative expenses will increase as we continue to add personnel to support the growth of our business. We also anticipate that we will incur expenses related to professional service fees and insurance fees necessary to comply with the requirements of being a public company.

Amortization

        Amortization expenses consist of charges relating to the amortization of all of the property and equipment (including hardware, software, furniture and fixtures and telephone equipment), leasehold improvements, lease inducement assets, and intangible assets (including customer lists, patents, website templates and digital images). With the exception of furniture and fixtures that are amortized over a period of three to five years, and leasehold improvements that are amortized over the expected life of the relevant lease, all other assets are amortized over a three-year period. We believe this policy covers most risks associated with the prospect of technological obsolescence; however, we periodically evaluate the condition of our asset base to determine whether additional decreases in recorded may be required. We expect future amortization expenses to increase as we continue to make capital investments in our application delivery platform to support the expansion of our Web services and increasing number of end-users.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses together with disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, described in greater detail in Note 1 to our consolidated financial statements contained in our Registration Statement on Form S-1, to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Web hosting and Applications Services

        We recognize revenue derived from Web hosting and applications services on a monthly basis as services are performed. Customers receive invoices dated the first day of the month during which our Web services will be provided to them. Set-up fees received in advance from our customers are deferred and recognized as revenue on a straight-line basis over the term of the underlying service contract.

        We also receive a portion of our revenue directly from end-user businesses and small Web hosting resellers on a monthly, quarterly, semi-annually or annual basis. We defer recognition of revenue that will be earned in a subsequent period and for which an end-user has paid in advance. The portion of Web hosting and application services revenue received from these end-users and small Web hosting resellers is recognized as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize this revenue on a straight-line basis over the applicable service period.

Other Services

        As a domain name reseller, as opposed to a registrar, we recognize domain name registration revenue when we receive payment from customers and end-users since we have no obligation to maintain a domain registry following a sale. Professional service revenue is recorded based upon the extent to which all of the contracted professional services have been provided.

Allowance for Doubtful Accounts

        In accordance with our revenue recognition policy, our accounts receivable are based on customers whose payment is reasonably assured. We monitor collections from our customers and maintain an allowance for estimated credit losses for 100% of all customers' accounts deemed uncollectible. For those accounts not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based on aging accounts, historical collection experience and current economic expectations. Credit losses have historically been within our expectations and the provisions established in our financial statements but we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because we have several large customers, a change in liquidity of any one customer or our inability to collect from one of these customers could have a material adverse effect on our consolidated financial position.

Accounting for Stock Based Compensation

        Up to and including the fiscal year ended March 31, 2006, with the exception of stock option awards made to non-employee consultants that have provided services to us, we elected to defer the recognition of stock based compensation in our accounts as permitted under Accounting Principles Board (APB) Opinion No. 25. Effective April 1, 2006, we adopted the recommendations of SFAS Statement No. 123R in recording stock based compensation expense in our accounts. Accordingly, stock-based compensation expense in fiscal 2007 will increase over the levels of preceding years.

        In accordance with SFAS 123R, we determine compensation cost for stock awards at fair value and recognize the related expense over the vesting period. The estimation of stock awards that will ultimately vest requires an assessment based on actual experience or updated estimates that may differ from our current estimates. Such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

Accounting for Goodwill, Intangible Assets and Property and Equipment

        Since our inception we gave fully allocated the purchase price of acquisitions to intangible assets. Other intangible assets include acquired patents, Website templates and electronic images which are amortized using the straight-line method over three years. We test for the impairment of intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Similarly, we review the condition and revenue generating potential of our property and equipment to determine whether our depreciation policies are satisfactory in the circumstances.

Accounting for Income Taxes

        We provide for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in the opinion of management is more likely than not to be realized. We consider factors, such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies and other factors in the determination of the valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the year that includes the enactment date. As of September 30, 2006, we do not have any net operating losses or other tax attributes subject to valuation allowances.

Accounting for Contingencies

        In the normal course of our operations, we may be subject to litigation and claims from time to time. It is our policy to provide adequate provisions in the accounts where required. Although it is not possible to estimate the extent of potential costs, if any, we believe that there are no issues, the ultimate resolution of which would have a material adverse effect on the results of our operations, financial position or liquidity.

Results of Operations for the Three and Six Month Periods ended September 30, 2006 as Compared to the Three and Six Month Periods ended September 30, 2005

Revenues

	Three months ended		Six months ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Revenues
Web hosting and application services	$5,406,362	$4,176,633	$10,625,782	$8,088,799
Other services	179,141	143,371	361,257	302,371

Total revenue	$5,585,503	$4,320,004	$10,987,039	$8,391,170

End-users at end of period	237,400	179,500	237,400	179,500
Increase in end users over comparable prior period — percent	32.3%		32.3%
Increase over comparable prior year period	$1,265,499		$2,595,869
Increase over comparable prior year period — percent	29.3%		30.9%

Comparison of the Three Month Periods ended September 30, 2006 and 2005

Revenues

        Total revenue increased by 29.3% to $5.6 in the three month period ended September 30, 2006 from $4.3 million in the three month period ended September 30, 2005.

Web Hosting and Application Services

        Web hosting and application services revenue increased by 29% or $1.2 million to $5.4 million in the three month period ended September 30, 2006 from $4.2 million in the three month period ended September 30, 2005. Our revenue growth was due to a 57,900 or 32% increase in end-users year over year. We had approximately 237,000 end-users on our system as of September 30, 2006. The end-user growth was due to a combination of new customers added over the previous twelve month period and increased penetration of our existing customer base. New customers added approximately 13,200 end-users, representing a 7% increase over the number of end-users at the beginning of the year. Penetration of our existing customer base added approximately 44,700 end-users, representing a 25% increase over the number of end-users at the beginning of the year. The transfer of a large customer from the new customer group to the existing customer group during the period accounted for approximately one third of the website additions allocated to the existing customer base.

Other Services

        Other service revenue, including domain name registration and professional services revenue, increased by $36,000 or 25% to $179,000 from $143,000. The primary reason for the increase was the sale of more domain names related to the acquisition of the Web business of a former customer in January 2006.

Comparison of the Six Month Periods ended September 30, 2006 and 2005

        Total revenue increased by 30.9% to $11.0 million in the six month period ended September 30, 2006 from $8.4 million in the six month period ended September 30, 2005. During the six month period ended September 30, 2006, there was a 9.0% increase in the value of the Canadian dollar against the US dollar, based on the average Canada/US exchange rate during that period. If the value of the Canadian dollar had remained constant against the US dollar during the six month period ended September 30, 2006, the net increase in revenue would have been $2.2 million or 25.4%.

Web Hosting and Application Services

        Web hosting and application services revenue increased by $2.5 million or 31.4% to $10.6 million. Our revenue growth was due to a 57,900 increase in end-users or 32% year over year. We had approximately 237,000 end-users on our system as of September 30, 2006. The end-user growth was due to a combination of new customers added over the previous twelve month period and increased penetration of our existing customer base. New customers added approximately 13,200 end-users, representing a 7% increase over the number of end-users at the beginning of the year. Penetration of our existing customer base added approximately 44,700 end-users, representing a 25% increase over the number of end-users at the beginning of the year.

Other Services

        Other service revenue, including domain name registration and professional services revenue, increased by $59,000 or 19% to $361,000 from $302,000. The primary reason for the increase was the sale of more domain names related to the acquisition of the Web business of a former customer in January 2006.

Cost of Revenues

	Three months ended		Six months ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Cost of Revenues
Web hosting and application services	$637,908	$414,578	$1,200,680	$800,311
Other services	84,387	49,203	169,103	107,401

Total cost of revenues	$722,295	$463,781	$1,369,783	$907,712

Percent of revenues	12.9%	10.7%	12.5%	10.8%
Increase over comparable prior year period	$258,514		$462,071
Increase over comparable prior year period — percent	55.7%		50.9%

Comparison of the Three Month Periods ended September 30, 2006 and 2005

Cost of Revenues

        Total cost of revenue increased by 55.7% to $722,000 in the three month period ended September 30, 2006 from $464,000 in the three month period ended September 30, 2005.

Web Hosting and Applications Services

        Cost of Web hosting and application services revenue increased by 54% to $638,000 in the three months ended September 30, 2006 from $415,000 in the three months ended September 30, 2005. These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $98,000 or 37% quarter over quarter due in part to our 32% increase in end-users as well as additional bandwidth and leased data center space acquired in anticipation of additional end-users expected from several large contracts that were in varying stages of negotiation during the quarter. Software license fees, hardware maintenance fees and referral payments increased by approximately $87,000 or 79% due to a combination of increased software and hardware maintenance and increased referral payments due to increased revenue. Credit card collection fees increased by approximately $39,000 or 103% due in large part to the acquisition of a customer's end-users in January 2006. Since these end-users are now billed directly, we now incur the cost of account processing through various payment gateways.

Other Services

        Cost of other services revenue increased by 72% to $84,000 from $49,000. Other services expense includes the purchase of domain name rights that we resell to end-users. Other services expense increased due in part to the 19% increase in other revenue and the lower margins associated with the domain name sales of the business acquired from a former customer in January 2006.

Comparison of the Six Month Periods ended September 30, 2006 and 2005

Cost of Revenues

        Total cost of revenues increased by 50.9% to $1.4 million in the six month period ended September 30, 2006 from $908,000 in the six month period ended September 30, 2005.

Web Hosting and Applications Services

        Cost of Web hosting and application services revenue increased by 50% to $1.2 million in the six months ended September 30, 2006 from $800,000 in the six months ended September 30, 2005. These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $167,000 or 32% primarily because of our 32% increase in end-users as well as additional bandwidth and leased data center space acquired in anticipation of additional end-users expected from several large contracts that were in varying stages of negotiation during the quarter. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $155,000 or 74% due to a combination of increased software and hardware maintenance and increased referral payments due to increased revenue. Higher credit card collection fees contributed approximately $79,000 to the increase due in large part to the acquisition of a customer's end-users in January 2006. Since these end-users are now billed directly, we now incur the account processing cost from various payment gateways.

Other Services

        Cost of other services revenue increased by 58% to $169,000 from $107,000. Other services expense includes the purchase of domain name rights that we resell to end-users. Other services expense increased due in part to the 19% increase in other revenue and the lower margins associated with the domain name sales of the business acquired from a former customer in January 2006.

Operating Expenses

        Total operating expenses increased by 40.0% to $4.2 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Total operating expenses represented 75.4% and 69.8% of total revenue in the respective three month periods ending September 30, 2006 and 2005.

        In the six month period ended September 30, 2006, total operating expenses increased by 34.0% to $8.2 million from $6.1 million in the six months ended September 30, 2005. Total operating expenses represented 74.4% and 72.7% of total revenue in the respective six month periods ending September 30, 2006 and 2005.

Sales and Marketing

	Three months ended		Six months ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Sales and marketing	$1,144,907	$904,950	$2,347,257	$1,956,962
Percent of revenues	20.5%	20.9%	21.4%	23.3%
Increase over comparable prior year period	$239,957		$390,295
Increase over comparable prior year period — percent	26.5%		19.9%

Sales and Marketing (Three Month Period Ended September 30, 2006)

        Sales and marketing expenses increased by 27% to $1.1 million from $905,000 for the three months ended September 2006. Salaries, wages and benefits including stock option benefits increased by $178,000 or 29% compared to the prior year's comparable quarter. Personnel count increased by 59% due in part to the requirement to staff inbound sales associates to handle the Web hosting business of a former customer and the pre-launch hiring of our new Website Experts group that will focus on the website design opportunity that we have decided to enter. Trade show expenses were unchanged from the comparable quarter while advertising declined by approximately $25,000. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $87,000 or 48% due to the increase in sales support personnel hired to increase revenue. We consider sales and marketing expenses to be investments in the future since our business growth depends on building recurring revenue that will have a greater effect on the future years' revenue than the current year.

Sales and Marketing (Six Month Period Ended September 30, 2006)

        Sales and marketing expenses increased by 20% to $2.3 million from $2.0 million for the six months ended September 2006. Salaries, wages and benefits including stock option benefits increased by $313,000 or 25% compared to the prior year's comparable period. The period end personnel count increased by 59% due in part to the requirement to staff inbound sales associates to handle the Web hosting business of a former customer and the pre-launch hiring of our new Website Experts group that will focus on the website design opportunity that we have decided to enter. Marketing and trade show participation declined by $64,000 or 29% and advertising was reduced by $43,000 or 40% as we increased our direct sales effort with the addition of personnel. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $185,000 or 52% due to the increase in personnel and sales effort.

Research and Development

	Three months ended		Six months ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Research and development	$782,499	$498,043	$1,494,984	$987,261
Percent of revenues	14.0%	11.5%	13.6%	11.8%
Increase over comparable prior year period	$284,456		$507,723
Increase over comparable prior year period — percent	57.1%		51.4%

Research and Development (Three Month Period Ended September 30, 2006)

        Research and development expenses increase by 57% to $782,000 from $498,000 in the three months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $241,000 or 71% compared to the prior year's comparable quarter. Personnel count increased by 54% year over year as we continued to invest in enhancing our product offerings and expanding our business. Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $43,000 or 27% due to the increase in personnel.

Research and Development (Six Month Period Ended September 30, 2006)

        Research and development expenses increase by 51% to $1.5 million from $987,000 in the six months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $465,000 or 69% compared to the prior year's comparable quarter. Period end personnel count increased by 54% year over year as we continued to invest in enhancing our product offerings and expanding our business. Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $42,000 or 14% due to the increase in personnel offset by reduced hardware spending.

Project Management

	Three months ended		Six months ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Project management	$423,339	$328,592	$839,797	$642,304
Percent of revenues	7.6%	7.6%	7.6%	7.7%
Increase over comparable prior year period	$94,747		$197,493
Increase over comparable prior year period — percent	28.8%		30.7%

Project Management (Three Month Period Ended September 30, 2006)

        Project management expenses increased by 29% to $423,000 from $329,000 in the three months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $33,000 or 15% compared to the prior year's comparable quarter. Personnel count remained virtually flat year over year. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $62,000 or 59% due to the increase in end-users migrated to our system.

Project Management (Six Month Period Ended September 30, 2006)

        Project management expenses increased by 31% to $840,000 from $642,000 in the six months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $92,000 or 21% compared to the prior year's comparable quarter. Personnel count remained virtually flat year over year. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $106,000 or 50% due to the increase in end-users migrated to our system.

Technical Support

	Three months ended		Six months ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Technical support	$794,331	$529,076	$1,473,207	$1,030,242
Percent of revenues	14.2%	12.2%	13.4%	12.3%
Increase over comparable prior year period	$265,255		$442,965
Increase over comparable prior year period — percent	50.1%		43.0%

Technical Support (Three Month Period Ended September 30, 2006)

        Technical support expenses increased by 50% to $794,000 from $529,000 in the three months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $187,000 or 43% compared to the prior year's comparable quarter. Personnel count increased by 19 or 32% year over year to support the increase in our end-users including those from several large contracts that were in various stages of negotiation during the quarter. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $78,000 or 85% due to the increase in end-users migrated to our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

Technical Support (Six Month Period Ended September 30, 2006)

        Technical support expenses increased by 43% to $1.5 million from $1.0 million in the six months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $310,000 or 37% compared to the prior year's comparable quarter. Period end personnel count increased by 19 or 32% year over year year to support the increase in our end-users. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $133,000 or 71% due to the increase in end-users and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

General and Administrative

	Three months ended		Six months ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
General and administrative	$431,362	$353,480	$822,681	$686,036
Percent of revenues	7.7%	8.2%	7.5%	8.2%
Increase over comparable prior year period	$77,782		$136,645
Increase over comparable prior year period — percent	22.0%		19.9%

General and Administrative (Three Month Period Ended September 30, 2006)

        General and administrative expenses increased by 22% to $431,000 from $353,000 in the three months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $41,000 or 16% compared to the prior year's comparable quarter. The number of personnel increased by 2 or 13% year over year. Lower professional fees expense in the three months ended September 30, 2006 compared to the same period of fiscal 2006 were partially offset by an increase in the provision for doubtful accounts receivable resulting in a net year over year reduction of $13,000. In the three months ended September 30, 2006, we experienced a negative foreign currency expense swing of approximately $44,000 compared to the three months ended September 30, 2005. Allocated expenses including rent, office, telecommunications and travel increased by $6,000 or 15% due to ongoing business growth. We do anticipate increases in professional fees including regulatory compliance related expense, higher insurance expenses and increased directors' fees when we become a public company.

General and Administrative (Six Month Period Ended September 30, 2006)

        General and administrative expenses increased by 20% to $823,000 from $686,000 in the six months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $67,000 or 13% compared to the prior year's comparable quarter. The number of end personnel increased by 2 or 13% year over year. Lower professional fees expense in the six months ended September 30, 2006 compared to the same period of fiscal 2006 were offset by an increase in the provision for doubtful accounts receivable resulting in a net year over year increase of $7,000. In the six months ended September 30, 2006, we experienced a negative foreign currency expense swing of approximately $40,000 compared to the six months ended September 30, 2005. Allocated expenses including rent, office, telecommunications and travel increased by $22,000 or 31% due to ongoing business growth.

Amortization

	Three months ended		Six months ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
Amortization	$636,306	$401,369	$1,192,988	$793,887
Percent of revenue	11.4%	9.3%	10.9%	9.5%
Increase over comparable prior year period	$234,937		$399,101
Increase over comparable prior year period — percent	58.5%		50.3%

Amortization Expense (Three Month Period Ended September 30, 2006)

        Amortization expense increased by approximately 59% to $636,000 from $401,000 in the three months ended September 30, 2006. The increase in amortization expense of $235,000 relates in large part to the 36% increase in property and equipment ($119,000), additions to customer list ($90,000), templates ($4,000) and patents ($22,000) over the last twelve months.

Amortization Expense (Six Month Period Ended September 30, 2006)

        Amortization expense increased by approximately 50% to $1.2 million from $794,000 in the six months ended September 30, 2006. The increase in amortization expense of $399,000 relates in large part to the 36% increase in property and equipment ($183,000), additions to customer list ($181,000), templates ($13,000) and patents ($22,000) over the last twelve months.

Interest Income (Three Month Period Ended September 30, 2006)

        Interest income increased to $18,000 in the three months ended September 30, 2006 from $4,000 in the three months ended September 30, 2005 due to the increase in average cash balances invested in short-term bank deposits and the increase in short-term interest rates compared to the three month period ended September 30, 2006.

Interest Income (Six Month Period Ended September 30, 2006)

        Interest income increased to $40,000 in the six months ended September 30, 2006 from $9,000 in the six months ended September 30, 2005 due to the increase in average cash balances invested in short-term bank deposits and the increase in short-term interest rates compared to

Interest Expense (Three Month Period Ended September 30, 2006)

        Interest expense of $4,000 in the three months ended September 30, 2006 was unchanged from the prior year although the source of the expense in the current year changed to imputed interest expense on long term debt associated with the purchase of Web hosting assets from a customer. Interest expense in the three month period ended September 30, 2005 related to the self-declaration of sales tax on out-of-state purchases of capital assets.

Interest Expense (Six Month Period Ended September 30, 2006)

        Interest expense of $8,000 in the six months ended September 30, 2006 increased by $4,000 over the six months ended September 30, 2005 due to imputed interest on the long term debt related to the purchase of web hosting assets from a customer in January 2006.

Income Tax Expense (Three Month Period Ended September 30, 2006)

        Income tax expense of $224,000 in the three months ended September 30, 2006 decreased by $79,000 from the three months ended September 30, 2005 due to a decline in taxable income. The effective tax rate of 33.7% of pre-tax income is lower than the 36.0% in the three months ended September 30, 2005 due to the decision to tax effect stock-based compensation expense in the period.

Income Tax Expense (Six Month Period Ended September 30, 2006)

        Income tax expense of $559,000 in the six months ended September 30, 2006 increased by $69,000 from the six months ended September 30, 2005 due to an increase in taxable income. The effective tax rate of 37.8% of pre-tax income is higher than the 35.2% in the six months ended September 30, 2005 due to a higher percentage of non-deductible permanent differences in the current period.

Liquidity and Capital Resources

        Our primary on-going source of liquidity is our cash flow from operations and our cash and cash equivalents. As of September 30, 2006, we had $2.4 million in cash and cash equivalents and $1.7 million in working capital, as compared to $3.0 million in cash and cash equivalents and $2.7 million in working capital as of March 31, 2006. On November 10, 2006, we successfully closed our initial public offering on the Toronto Stock Exchange and expect to add approximately $19 million to our treasury after deducting the commissions and expenses related to the offering.

        While our net income was $22,000 lower, net cash provided by operations for the six months ended September, 30 2006 increased to $2.4 million from $1.1 million in the six months ended September 30, 2005. The $1.3 million increase was a primarily a result of a working capital management related to trade accounts receivables. Trade accounts receivable were a $173,000 source of cash this year compared to a $1.1 million use in the six months ended September 30, 2005, as days sales outstanding declined to 25 days from 33 days at March 31, 2006. Other working capital items largely offset each other as higher accounts payable and accrued liabilities were offset by higher prepaid expenses and lower income tax payables related primarily to the growth of our business as well as the timing of various payments. Similarly changes in items not involving cash largely offset each other as a $399,000 increase in amortization expense, related to the Company's larger infrastructure, and a $100,000 increase in non-cash stock based compensation, related to the adoption of SFAS No. 123R, was offset by a $505,000 decrease in deferred income tax expense.

        We used $1.3 million of cash resources in financing activities. We used $106,000 to reduce long term debt and $1.2 million to pay professional fees and expenses associated with our initial public offering. In the first six months of 2005 investing was neither a source nor use of cash.

        Net cash used in investment activities totaled $1.7 million in the six months ended September 30, 2006 compared to $1.0 million in the six months ended September 30, 2005. In the six months ended September 30, 2006, we purchased $987,000 of property and equipment and invested $746,000 on the purchase of patents and web design templates. In the six months ended September 30, 2005. We purchased $822,000 of property and equipment and invested $190,000 in web design templates

        We anticipate future operating and capital expenditures will be incurred to continue our business growth, comply with the costs of being a public company and facilitate the payment of income taxes since we are now subject to income taxes on a current basis. Targeted expenditures will include, but may not be limited to, the following activities:

  •
  Selling and marketing costs to prospective customers as we continue to build our key metric of end-users;

  •
  Investment in infrastructure to support our growth in North America;

  •
  Investment in infrastructure in the United Kingdom to serve our recently contracted U.K. customer base and provide us with a window on Europe;

  •
  Investment in research and development activities to enhance our product offerings and revenue generation per end-user; and

  •
  Acquisition of strategic technology or business operations that will enhance our ability to deliver more services and generate more revenue from our end-users.

        We believe, based on the cash and cash equivalent at September 30 and our projected cash flow from operations, we have sufficient resources to finance our business, including sales and marketing expenses, research and development expenses and capital expenditures. With the additional cash received on November 10 from our initial public offering, we have, as outlined in the use of proceeds section in our Registration Statement on Form S-1, the liquidity to make additional investments in our application delivery platform, expand our portfolio of web service, expand further into the UK marketplace and make strategic investments in complementary businesses, services, products and technologies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

        The operating results and cash flows that we generate through our revenue activities are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the relationship of the Canadian dollar to the U.S. dollar and to a lesser extent U.K. pounds and the Euro given our future plans. We have not entered into any hedging contracts but we review our currency exposure periodically to ensure that, in the main, our revenues in non-U.S. currencies are reasonably matched by expenses in those currencies. Sales to customers outside the United States during the six months ended September 30, 2006 comprise approximately 44% in Canada and 1% to the U.K.

Interest Rate Sensitivity

        We had unrestricted cash, and short term deposits amounting to $2.4 million at September 30, 2006 and expect to increase our cash by approximately $19 million on closing our initial public offering. We invest our cash in highly liquid, high quality money market instruments or money market mutual funds.

        With respect to investment risk, amounts surplus to our day-to-day requirements are invested in short term deposits ranging up to 364 days. We do not enter into investments for trading or speculative purposes. Due to the short term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our short term investments as a result of changes in interest rates. However, declines in interest rates will reduce future interest income.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allows timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time we may be involved in litigation relating to claims arising out of the conduct of our operations. Presently, we are not involved in any material litigation.

Item 1A.    Risk Factors

        In addition to other information disclosed in this Quarterly Report you should also carefully consider the following risk factors:

Risks Related to Our Business

Loss of significant customers could significantly decrease our revenues.

        We are dependent on a few customers. As of March 31, 2006, 20 of our customers accounted for approximately 63% of our total monthly revenue, ranging individually from less than 1% to 11.4% of total revenue, and our top three customers accounted for approximately 29.3% of our total revenue. While we currently have contracts with these customers, ranging from one to four years in length, the loss of any one of these 20 customers, or the loss of a portion of their business to competitor services, would significantly decrease our total revenue and would adversely affect our business. We may not be able to reduce our reliance on contracts with a limited number of customers. In addition, a change in the liquidity of any one large customer, or our inability to collect amounts owing to us from any one large customer, could have a material adverse impact on our financial position.

Our revenue and profit depend upon retention and growth of our customer base as well as their end-user base.

        To execute our business plan successfully, we must maintain existing relationships with our customers and establish new relationships with additional communications services providers that have strong relationships with small and medium-sized businesses. We depend upon our customers' relationships with their end-users. Because we provide our Web services primarily on a wholesale basis to customers for retail to end-user businesses, our revenues and profits depend upon our customers, adding to their base of end-users and successfully marketing our Web services to their end-users. While we provide services to assist our customers in attracting new end-users and in selling additional Web services, our customers may not be successful in selling our services. If we are unable to diversify and extend our customer relationships, our ability to grow our business may be compromised. In addition, failure of our customers to add new end-users and sell new Web services would decrease our revenues and profits and adversely affect our business.

Our recent profitability may not be sustained.

        Although we generated net income for the fiscal years ended March 31, 2006 and 2005, we have not historically been profitable, were not profitable in any other period since our inception, and we may not be profitable in future periods. As of March 31, 2006, we had an accumulated deficit of approximately $1.2 million. We expect that our expenses relating to the sale and marketing of our services, technology improvements, and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. In addition, we may need to incur increased costs to preserve existing customer relationships and to obtain new customers. Accordingly, we will need to increase our revenues to be able to maintain our profitability. If we are unable to retain our current customers, obtain new customers, develop and sell new Web services to customers or increase our prices sufficiently to offset increased operating costs, or if we are unable to reduce our expenses in a timely manner, the resulting decreased revenue would adversely affect our operating results and our level of profitability.

We may not be able to sustain our average revenue per customer or end-user.

        Given the volatile nature of our industry, we may not be able to maintain our average selling prices at their current levels. We may be required, due to competitive pressures or otherwise, to reduce the prices we charge for our Web services. If we reduce our prices, our margins would decline, which would adversely affect our operating results. Other circumstances may cause a reduction in our average revenue per end-user including, without limitation: (1) volume discounts provided to our customers, and (2) customers purchasing lower cost Web services.

We face intense and growing competition not only from other private-label, wholesale Webhosting providers, but also from our customers and our customers' competitors. If we are unable to compete successfully, our market share will decline and our business will be seriously harmed.

        The market for Web services provided to end-user businesses is competitive. As there are relatively low barriers to entry for the provision of basic Web services, we expect competition to increase from both established and emerging companies. In addition to other private-label providers of Web services, our actual and potential competitors include:

  •
  Telecommunications and cable companies;

  •
  Website design, development and hosting service and software companies;

  •
  Internet service providers and application service providers;

  •
  Internet search engine providers, Website domain name providers; and

  •
  Other diversified Internet companies.

        Some of these entities compete directly with our customers for the provision of a range of services to end-user businesses. If our customers do not compete effectively, our end-user base will decrease and our profitability will suffer. Many potential competitors also have longer operating histories, significantly greater financial, technical, marketing and other resources than we or our customers do, greater brand recognition and, we believe, some have a larger base of end-users. They may be able to adapt more quickly to new or emerging technologies and changes in end-user requirements. They may also be able to devote greater resources to the promotion and sale of their services than we can. If we and our customers fail to compete successfully against these current and future competitors, our end-users' demand for our Web services may decline, and our revenue could increase less than anticipated or decline.

        Additionally, certain of these competitors may offer Web hosting and related services at significantly lower prices than ours or entirely without charge. This could significantly decrease demand for paid Web hosting and cause us to lower our prices and suffer decreased earnings.

        Our customers and potential customers could also choose to create their own proprietary systems to offer Web services to end-users, instead of purchasing our Web services. This would result in termination, or non-renewal of existing agreements, a decrease in our revenues, and a decline in our profitability.

We rely on the reliability, security, and performance of our internally developed systems and operations, and any difficulties in maintaining these systems may result in service interruptions, decreased customer and end-user service, or increased expenditures.

        We have experienced system failures or outages in the past, and will likely experience future system failures or outages from time to time that disrupt the operation of our Web services and harm our business. During limited periods of time, some of our Web services did not function, or had limited functionality, resulting in additional customer service-related expenses and the provision of credits against future invoices to some customers. Our revenue and profit depend in large part on the availability of our Web services. We have a contractual obligation to provide all of our customers credits against future invoices in the event that service disruptions occur. Furthermore, customers may terminate their agreements with us as a result of significant Web service interruptions. If our Web services are unavailable, our revenues and profits could decrease and we could lose customers.

        The software and workflow processes that underlie our ability to deliver our Web services have been developed primarily by our own employees. Human error in software could result in the inability to provide services or cause unforeseen technical problems. The reliability and continuous availability of our internal systems are critical to our business, and any interruptions that result in our inability to deliver our Web services, or that materially impact the efficiency or cost with which we provide these Web services, would harm our reputation, profitability and ability to conduct business.

We may not be able to integrate our new hardware and software successfully and our reliability, reputation and revenues could suffer.

        We expect that many of the software systems we currently use will need to be enhanced over time or replaced, either of which could entail considerable effort and expense. Our internal systems are comprised of highly customized hardware and software. New software, hardware or networking methodologies must be carefully integrated into our system, which may require adjustments to interconnected systems. Such upgrades and integrations could result in unforeseen technical problems or the inability to provide services for an extended period of time. If we fail to develop and execute reliable policies, procedures and tools to operate our infrastructure, we could face a substantial decrease in workflow efficiency and increased costs, as well as a decline in our revenue and harm to our reputation.

If our security systems are breached we could incur liability, our services may be perceived as not being secure, and our business and reputation could suffer.

        Our business involves the storage and transmission of the proprietary information of end-users. Although we employ internal control procedures to protect the security of our customers' end-users' data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of a third-party action, employee error or otherwise, and as a result end-users' information becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. Breaches of our security could result in misappropriation of personal information, suspension of Website hosting operations or interruptions in our Web services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventive measures.

        Our systems are also exposed to computer viruses, denial of service attacks and bulk unsolicited commercial email, or spam. The property and business interruption insurance we carry may not have coverage adequate to compensate us fully for losses that may occur. Such events could cause loss of service and data to customers and end-users, even if the resulting disruption is temporary. We could be required to make significant expenditures if our systems are damaged or destroyed, or if the delivery of our services to our customers and end-users is delayed and our profitability will decline.

        In addition, the U.S. Federal Trade Commission and certain state agencies have investigated various Internet companies' use of their customers' personal information. Various governments have also enacted laws protecting the privacy of consumers' non-public personal information. Our failure to comply with existing laws (including those of foreign countries), the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could increase the costs of operating our business.

Our business depends in part on our ability to continue to provide value-added services, many of which are dependent upon a single related party contractor, and our business will be harmed if we are unable to provide these services in a cost-effective manner.

        We rely upon one primary contractor, GeeksForLess Inc. (GFL), a related party by means of common ownership, to develop many of our Web services. Our continued ability to obtain and provide our Web services at a low cost is central to the success of our business. GFL utilizes the service of programmers and technicians in Ukraine in order to provide competitive outsourcing prices. There are many risks associated with carrying on business in Ukraine, any or all of which may adversely affect GFL's ability to continue providing services to us, including:

  •
  social, political and economic instability;

  •
  unexpected changes in foreign regulatory or tax requirements;

  •
  difficulties in managing and staffing international operations;

  •
  the burdens of complying with foreign laws and different legal standards; and

  •
  reduced or varied protection for intellectual property rights.

        If GFL is unable or unwilling to provide services to us, we could lose our ability to provide many of our Web services at an attractive price to our customers, which could cause our revenue to decline or our costs to increase.

Most of our Web services are sold by our customers on a month-to-month basis to end-user businesses and, if such businesses are either unable or unwilling to subscribe to our Web services, our revenue may decrease.

        Typically, our Web services are sold by our customers to end-user businesses pursuant to month-to-month subscription agreements. End-user businesses can generally cancel their subscriptions at any time with little or no penalty. Subscription renewal rates for end-user businesses may decline due to a variety of factors, including the overall economic environment and its impact on small and medium-sized businesses, the services and prices offered by us and our competitors, and the evolving use of the Internet by small and medium-sized businesses. If renewal rates for end-user businesses are low or decline for any reason, or if end-user businesses demand renewal terms that are less favorable to our customers, who in turn demand renewal terms on our wholesale contracts with them that are less favorable to us, our revenue could decrease.

If economic or other factors negatively affect the small and medium-sized business sector, end-users may become unwilling or unable to purchase our Web services, which could cause our revenue to decline and impair our ability to operate profitably.

        The existing and target end-users of our customers include small and medium-sized businesses. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these end-user businesses often have limited funds, which they may choose to spend on items other than our Web services. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to develop their Internet presence, which would negatively affect the overall demand for our Web services and could cause our revenue to decline.

We may expand through acquisitions of, or investments in, other companies or technologies, which may result in additional dilution to our stockholders and consume resources that may be necessary to sustain our business.

        One of our business strategies is to acquire complementary services, technologies or businesses. In connection with one or more of these transactions, we may:

  •
  issue additional equity securities that would dilute our stockholders' ownership position and could adversely affect the market price of our common stock;

  •
  use cash that we may need in the future to operate our business; and

  •
  incur debt that could have terms unfavorable to us or that we might be unable to repay. Any acquisition could involve many risks, including, but not limited to, the following:

  •
  integrating acquired business operations, systems, employees, services, technologies and sales channels into our existing business, workforce and services could be complex, time-consuming and expensive;

  •
  an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;

  •
  we may assume debt or other liabilities, known and unknown, including litigation risk, associated with the acquired services, technology or company;

  •
  to the extent an acquired company has a different corporate culture from ours, we may have difficulty assimilating this organization, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also have a negative impact on the culture of our existing organization;

  •
  we may be required to record substantial accounting charges; and

  •
  an acquisition may involve entry into geographic or business markets in which we have little or no prior experience.

        In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could increase the costs we anticipate with regard to an acquisition and adversely affect our profitability. Any of the foregoing or other factors could harm our ability to achieve anticipated levels of profitability from acquired services, technologies or businesses, or to realize other anticipated benefits of acquisitions. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all. If we do effect an acquisition, it is possible that the financial markets or investors will view the acquisition negatively and the price of our common stock could decline.

Likely fluctuations in our financial results will make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

        Certain factors may contribute to significant fluctuations in our financial results, such as:

  •
  our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers' requirements;

  •
  the additional operating expenses required to implement new customer contracts;

  •
  varying renewal rates for our services;

  •
  the costs of certain marketing initiatives such as participation in trade shows;

  •
  the percentage of higher-margin Web-services sold;

  •
  the entry of new competitors into our market;

  •
  changes in our pricing policies or those of our competitors;

  •
  the timing and success of new services introduced by us or our competitors;

  •
  the rate of expansion and effectiveness of our sales force;

  •
  technical difficulties or interruptions in our services;

  •
  general economic conditions;

  •
  additional investment in our services or operations; and

  •
  regulatory compliance costs.

        These factors and others all tend to make the timing and amount of our revenue unpredictable and may lead to continued or greater period-to-period fluctuations in revenue than we have experienced historically. As a result of these factors, we believe that our quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.

The systems and data centers we use are vulnerable to natural disasters and other unexpected problems that could lead to interruptions, delays, loss of data, or the inability to accept and fulfill end-user subscriptions.

        We lease space in data centers, containing servers, located in Miami, Florida and Toronto, Ontario. Our accounting, operations, programming, customer service and sales and marketing departments are located in Toronto, Ontario. Additionally, our U.S. sales office is located in Fort Lauderdale, Florida. Hurricanes, fire, floods, power loss, telecommunications failures, break-ins, computer sabotage and similar events could damage or destroy these systems and facilities and temporarily prevent us from fulfilling existing service orders and from securing new orders. Such events could cause loss of service and data to customers and end-users, even if the resulting disruption is temporary. Our business could be seriously harmed, our revenues could decline, or customers' confidence in our systems could decrease, and we could be required to make significant expenditures if our systems were damaged or destroyed, or if the delivery of our services to our customers and end-users were delayed or stopped, by any of these occurrences.

We may be unable to respond to the rapid technological changes in our industry and our attempts to respond may require significant capital expenditures.

        The Internet and electronic commerce are characterized by rapid technological change. Sudden changes in end-user and customer requirements and preferences, the frequent introduction of new services embodying new technologies and the emergence of new industry standards and practices could make our Web services and systems obsolete. The rapid evolution of Internet-based applications and services will require that we continually improve the performance, features and reliability of our Web services. Our success will depend, in part, on our ability:

  •
  to develop new Web services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers and end-users; and

  •
  to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        We have elected to develop a substantial portion of all of our Web services internally, rather than by licensing or acquiring technology from third-party vendors. The development of new Web services is complex, and we may not be able to complete development in a timely manner, or at all. Our internal development teams may be unable to keep pace with new technological developments that affect the marketplace for our Web services. If relevant technological developments or changes in the market outpace our ability to develop Web services demanded by current and prospective customers and their end-users, our existing Web services may be rendered obsolete, and we may be forced to license or acquire software and other technology from third parties, or we may lose existing customers and fail to attract new customers. If we are forced to shift our strategy toward licensing our core technology from third parties, it could prove to be more costly than internal development and adversely impact our operating results.

        The development of Web services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead-time. We may be unable to use new technologies effectively or to adapt our internally developed technologies and Web services to customer requirements or emerging industry standards. In addition, as we offer new Web services and functionality, we will need to ensure that any new Web services and functionality are well integrated with our current Web services, particularly as we offer an increasing number of our Web services as part of bundled suites. To the extent that any of our new Web services do not integrate well with our existing Web services, our ability to market and sell those new Web services would be adversely affected and our revenue level and ability to achieve and sustain profitability may be harmed.

The provision of Web services to small and medium-sized businesses which are designed to allow them to establish and maintain an Internet presence is a new and emerging market; if this market fails to develop, we will not be able to grow our business.

        Our success depends on a significant number of small and medium-sized businesses outsourcing Website hosting and management, as well as adopting other online business services. The market for our Web services resold by our customers is relatively new and untested. If small or medium-sized businesses determine that Internet presence is not giving their businesses an advantage, they will be less likely to purchase our Web services through our customers. Alternatively, as technology advances, small and medium-sized businesses may establish the capacity to host their own applications and thereby have no need for our hosting services. If the market for our Web services fails to grow or grows more slowly than we currently anticipate, or if our Web services fail to achieve widespread acceptance by end-users, demand for our services will decline and our revenue will suffer.

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or force us to reduce our prices.

        To establish and protect our intellectual property rights, we rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information, all of which offer only limited protection. We currently have no issued patents, and existing patent applications may not result in issued and valid patents. Any future issued patents or registered trademarks or service marks might not be enforceable or provide adequate protection for our proprietary rights.

        We enter into confidentiality and proprietary inventions agreements with our employees, and confidentiality or license agreements with consultants, third-party developers and customers. A large number of third-party developers under contract with us reside in Ukraine and, although we generally have agreements with these third party contractors, Ukraine is an emerging democracy and we cannot assure you that the terms of these agreements would be adequately enforced under the current legal system in that country.

        Because of the global nature of the Internet, Websites can be viewed worldwide, but we do not have intellectual property protection in every jurisdiction. Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services become available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in our industry are uncertain and still evolving.

        The steps we have taken to protect our intellectual property may not prevent the misappropriation of proprietary rights or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with or superior to ours or that infringe our intellectual property. The enforcement of our intellectual property rights may depend on our taking legal action against such infringing parties, and we cannot be sure that these actions will be successful, even when our rights have been infringed. Enforcing our rights to our technology could be costly, time-consuming and distracting. Any significant failure or inability to adequately protect our proprietary assets will harm our business and reduce our ability to compete.

We are dependent on our executive officers and our specialized workforce, and the loss of any key member of this team may compromise our ability to manage our business and pursue our growth strategy successfully.

        Our future performance depends largely on the continuing service of our executive officers, senior management team and programming personnel, in particular, Colin Campbell, William Campbell, Michael Mugan, Paul Engels and Dirk Bhagat. While certain members of our management team, including the key employees referred to in the preceding sentence, have employment agreements with us, there can be no assurance that one or more of our key employees will not terminate their employment with us and go to work for a competitor after the expiration of any applicable non-compete period. The loss of one or more of our key employees could make it more difficult for us to advance our services and pursue our business goals, and could seriously harm our business. Our ability to recruit executive officers, senior management, programmers and other qualified personnel is crucial to our ability to develop, market, sell and support our Web services. We cannot guarantee that we will be able to recruit qualified candidates and fill important roles within our organization in a timely manner.

Our growth will be adversely affected if we cannot successfully retain, hire, train and manage our key employees, particularly in the sales and customer service areas.

        Our ability to pursue our growth strategy successfully will depend on our continued ability to attract, retain, and motivate key employees throughout our business. Some key employees may leave to work for a competitor at any time. In particular, we are substantially dependent on our sales and customer service employees to obtain and service new customers and end-users. Competition for such personnel and others can be intense, and there can be no assurance that we will be able to attract, integrate or retain additional highly qualified personnel in the future. In addition, our ability to achieve significant growth in revenue will depend, in large part, on our success in effectively training sufficient personnel in these two areas. New hires require significant training before they achieve full productivity. Our recent and planned hires may not be as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals. If we are not successful in retaining our existing employees, or hiring, training and integrating new employees, or if our current or future employees perform poorly, growth in the sales of our services may not materialize and our business will be harmed due to our inability to compete successfully.

Changes in pricing of bandwidth could have an adverse effect on margins.

        Bandwidth is the most significant element in the determination of our cost of sales. An increase in the price of bandwidth could have an adverse effect on gross margins since we may not be able to increase our prices to compensate. We believe that the ability to access bandwidth is more important than the price. We have therefore implemented arrangements with several bandwidth providers and have entered into long-term contracts with some of them. If the price of bandwidth were to decrease, our contractual commitment to pay higher prices would cause us to be less competitive and our business would suffer.

        In addition, since we purchase additional bandwidth based on anticipated growth, our bandwidth expenses are sometimes larger than necessary for our existing needs. Larger than necessary bandwidth expenses will also increase relative to our needs if our projected growth is delayed or does not occur. This would cause us to be less competitive and less profitable as our costs would outpace our revenues.

If agreements with third-party suppliers, including bandwidth and software suppliers, are terminated or materially altered, we may not be able to offer our Web services profitably.

        We provide some of our Web services through arrangements with third parties, and our continued ability to obtain and provide these Web services is central to the success of our business. Examples of such services and their respective providers include, but are not limited to, certain software licenses from Microsoft Corporation, anti-virus software from Frisk Software International, e-commerce applications from eBay Inc. and Miva, Inc., and bandwidth and/or data center services from TELUS Communications Company and NAP of the Americas, Inc. Some of these agreements may be terminated on short notice and, if any of these third parties were to terminate their relationships with us or modify the economic terms of these arrangements, we could lose our ability to provide these Web services at a cost-effective price to our customers, which could cause our revenue to decline or our costs to increase.

        We license third-party software to deliver our Web services. In the event that any of these third-party software suppliers dramatically alters the terms under which we are permitted to use its software, this may have a detrimental effect on our ability to deliver Web services to end-users. This will have a corresponding negative effect on our revenue and profitability.

        We incorporate third-party software as part of our Web services to the majority of our customers. Any radical change to the configuration, distribution or pricing of this third-party software could negatively affect the profitability of providing these Web services.

Our Web services are dependent upon open source software, which exposes us to uncertainty and potential liability.

        We incorporate "open source" software components into our service offerings. These components are typically available without cost but are developed by third parties over whom we have no control. We have no assurance that these components do not infringe upon the intellectual property rights of others. We could be exposed to infringement claims and liability in connection with the use of these open source software components. The developers of open source software are under no obligation to maintain or update these software components, and we may be forced to replace these components with internally developed or commercially licensed software. Certain open source software licenses provide that any software that makes use of or incorporates components distributed under that license will itself become subject to the same general distribution rights and other terms of that license. As a result, there is a risk that third parties, including our competitors, could have the right to use and distribute certain elements of our Web services.

        Any disputes which result in a change in intellectual property rights for Linux could cause additional expenses or loss of revenue because our system relies heavily on Linux and Apache, which are currently open-source and free-of-charge.

Changes in data center facilities could adversely affect our reliability and operating costs.

        Our data centers are located in leased premises. While we are in compliance with all material terms of our leases, if we had to relocate to different premises because the lease for any data center was terminated, or because we were not able to renew or extend the lease for a data center, our services may be interrupted, our reputation could suffer and our profitability and ability to conduct our business could be materially adversely affected.

Currency fluctuations may adversely affect our revenue and profitability.

        We do not currently manage the United States — Canadian dollar exchange rate risk using financial instruments. We earn revenue and pay expenses in both Canadian and United States dollars and our financial statements are reported in United States dollars. The majority of our employees are located in Canada and are paid in Canadian dollars. As the Canadian dollar has increased in value against the United States dollar, our Canadian dollar denominated revenues have increased as reported in United States dollars. The increase in our revenues resulting from the gain of the Canadian dollar against the United States dollar may be diminished or eliminated if the exchange rate stabilizes. If our Canadian dollar expenses exceed our Canadian dollar revenues, our profitability could decrease.

Being a public company increases our administrative costs.

        As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. For example, the Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. These new rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming or costly. Further, as a public company we intend to implement additional internal controls and disclosure controls and procedures, increase our directors and officers insurance coverage, adopt, monitor and enforce an insider trading policy, and have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. As a result, our management's attention might be diverted from other business concerns.

We rely on third-party research which may be inaccurate or incomplete or which we may interpret incorrectly.

        We rely on third-party research to support forecasts of market growth, industry trends, market factors and opportunities. Should some or all of this third party research prove to be inaccurate or incomplete, or if our interpretations of such research are incorrect, we may pursue inappropriate strategies and our projections and estimates of our growth and profitability could be inaccurate.

Management retains significant influence over our affairs due to their continued share ownership.

        Our principal stockholders, most of whom are members of senior management (or their spouses or family trusts), own, or exercise control or direction over, approximately 50.2% of the outstanding shares of our common stock. Colin Campbell and William Campbell, our Chief Executive Officer and President, respectively, and their mother, Lillian Campbell, currently own approximately 28.2% of our outstanding stock. Accordingly, current senior management will continue to have a significant influence over our policies and affairs and will be in a position to determine or influence significantly the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to our charter and the approval of mergers and sales of our assets.

Our articles of incorporation, bylaws and Delaware state law contain provisions that may have the effect of delaying or preventing a change in control.

        Our amended and restated certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock and to determine the powers, preferences, privileges, rights (including voting rights), qualifications, limitations and restrictions on those shares, without any further vote or action by the stockholders. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock could have the effect of delaying, deterring or preventing a change in control and could adversely affect the voting power or economic value of the shares of common stock.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect our business.

        The enactment in the United States of the Sarbanes-Oxley Act of 2002, and the adoption of new rules by the Securities and Exchange Commission (SEC), have changed the manner in which public companies are governed. For example, the new rules and regulations require certifications in public SEC filings from executive officers. Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual's independence from the corporation and level of experience in financial and accounting matters. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. We therefore may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management. If we are unable to attract and retain qualified officers and directors, our ability to sustain and grow our operations will be harmed.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal controls over financial reporting are not effective, the reliability of our financial statements may be questioned and our share price may suffer.

        Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to perform a comprehensive evaluation of its and its subsidiaries' internal controls over financial reporting. To comply with this law, we will be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal controls over financial reporting and our independent auditors will be required to issue an opinion on management's assessment and the effectiveness of those matters. Our compliance with Section 404 of this law will first be reported on in connection with the filing of our annual report on Form 10-K for the fiscal year ending March 31, 2008. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or significant deficiencies which may not be remedied in time to meet the deadline imposed by the SEC rules implementing Section 404. If our management cannot favorably assess the effectiveness of our internal controls over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our share price may suffer.

Risks Related to Our Industry

The success of our business depends on the continued growth of the Internet as a business tool for small and medium-sized businesses.

        Expansion in the sales of our Web services will depend on the continued acceptance of the Internet as a communications and commerce platform for small and medium-sized businesses. The use of the Internet as a business tool could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been harmed in the past by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, or businesses do not continue to become Internet-enabled and maintain an online presence, the demand by our customers for our services would be significantly reduced.

We could become subject to litigation regarding intellectual property brought by other parties, which could divert management's attention, increase our legal expenses and prevent us from using or selling the challenged technology.

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is particularly prevalent in the technology industry. In addition, there has been an increase in the filing of suits alleging infringement of intellectual property rights. Regardless of the merits of these suits, many defendants are entering into settlement arrangements quickly to dispose of such suits and thus to avoid publicity and the costs of defending the suits. Other companies or individuals may pursue litigation against us with respect to intellectual property-based claims. The results of any litigation are inherently uncertain. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims will increase as the number of services and competitors in our industry grows. In the event of an adverse result in any future litigation with respect to intellectual property rights relevant to our services, we could be required to:

  •
  enter into royalty or licensing agreements with respect to the infringing technology, which might not be available on acceptable terms or at all;

  •
  pay substantial damages under applicable law;

  •
  cease the development, use and sale of services found to be infringing; or

  •
  expend significant resources to develop non-infringing technology.

        Our insurance may not cover potential claims or may not be adequate to indemnify us for damages we incur. Also, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. If a claim were made against us, regardless of the merits or success, we could be required to expend significant financial and management resources in the defense of such claim.

Governmental regulation involving the transmission of information over the Internet is evolving, and we may face liability in connection with the information that is transmitted using our Web services.

        The legal framework that applies to the Internet is continually evolving. Laws have been, and likely will continue to be, enacted that address issues of privacy, security, pricing, taxation, quality and substance of services, and other issues. Because our Web services allow customers to transmit information over the Internet on their own Websites, we may be found to be liable for any improper information that our end-users transmit. We may face liability for defamation, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials being transmitted by way of our Web services. Although we retain discretion to cancel the Web services being provided to end-users if we learn such content is being transmitted, there can be no guarantee that our end-users will refrain from such transmission or that we will not be held responsible for the content being transmitted or hosted using our Web services or infrastructure. Government regulations also could affect the cost of communicating on the Internet and could negatively affect the demand for our Web services, and our business could thereby be harmed.

        Any legislation making Web service providers specifically responsible for the content of end-users' Websites and email messages located on their infrastructures could result in our responsibility for all content on our servers, as our customers would be using our infrastructure for providing services to their end-users.

        As our infrastructure contains content for all of our customers' end-users, monitoring the content would represent an enormous and possibly untenable responsibility. Any legislation of foreign jurisdictions restricting companies from making use of our Web services based on geographic location of data centers or original location of incorporation or any attempts to halt outsourcing in major markets will have an impact on our business and financial condition.

Governments may in the future levy taxes on Internet access and electronic commerce transactions, which could result in a decrease in the attractiveness of the Internet to our customers and potential customers, and could reduce demand for our Web services.

        Various levels of government in the United States and Canada are grappling with the problem of how to charge income and use taxes on e-commerce transactions. There is no assurance that various levels of taxing authorities will not promulgate tax laws that could result in new forms of taxation of Internet access and electronic commerce transactions. An imposition of or increase in taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of demand for our services.

Item 6.    Exhibits

Exhibit Number	Description
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSTOPIA.COM INC.

November 14, 2006 Date	/s/ COLIN CAMPBELL Colin Campbell Chief Executive Officer

November 14, 2006 Date	/s/ MICHAEL J. MUGAN Michael J. Mugan Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)

QuickLinks

HOSTOPIA.COM INC. Quarterly Report on Form 10-Q INDEX
PART I FINANCIAL INFORMATION
PART II OTHER INFORMATION
PART I FINANCIAL INFORMATION
Hostopia.com Inc. Consolidated Balance Sheets (Expressed in U.S. dollars) (Unaudited)
Hostopia.com Inc. Consolidated Statements of Operations (Expressed in U.S. dollars — except per share amounts) (Unaudited)
Hostopia.com Inc. Consolidated Statements of Cash Flows (Expressed in U.S. dollars) (Unaudited)
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART II OTHER INFORMATION
SIGNATURES
Exhibit Index