Form 10-Q
period 2006-12-31
Hostopia.com Inc.
filed 2007-02-13
CIK 1365295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 333-135533

Hostopia.com Inc.

(Exact name of Registrant as specified in its charter)

Delaware	7372	65-1036866
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

	110 East Broward Blvd., Suite 1650 Fort Lauderdale, Florida 33301
	(954) 463-3080

(Address, including zip code, and telephone number,
 including area code, of Registrant’s principal executive office)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐  No  ☒

As of February 9, 2007, there were 11,050,531 outstanding shares of common stock, par value $0.0001, of the registrant.

HOSTOPIA.COM INC.

Quarterly Report on Form 10-Q

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Hostopia.com Inc.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	December 31,	March 31,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,696,363	$3,038,217
Trade accounts receivable, net of allowance for doubtful accounts of $97,533; (March 31, 2006 - $48,650)	1,961,738	1,568,103
Deferred tax assets	255,350	83,000
Prepaid expenses	480,288	268,969
Total current assets	28,393,739	4,958,289

Property and equipment, net of accumulated amortization of $5,596,568; (March 31, 2006 - $4,273,828)	3,178,558	3,173,715
Other assets	60,735	60,699
Intangible assets, net of accumulated amortization of $543,264; (March 31, 2006 - $842,272)	1,858,516	1,608,605
Deferred tax assets	755,000	481,000
Total assets	$34,246,548	$10,282,308

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$695,316	$272,456
Accrued liabilities	725,865	511,525
Payroll and other taxes payable	8,360	25,881
Income taxes payable	168,000	155,000
Current portion of deferred lease inducements	79,900	79,900
Deferred revenue	804,126	923,206
Current portion of long-term liability	260,000	260,000
Total current liabilities	2,741,567	2,227,968
Deferred lease inducements	254,617	298,538
Long-term liability	129,931	243,639
Total liabilities	3,126,115	2,770,145
Series A redeemable, convertible preferred shares (note 6)
Authorized:
10,000,000 Series A redeemable, convertible preferred shares
Issued and outstanding
Nil (March 31, 2006 - 2,127,658 Series A shares)	—	5,170,448
Stockholders’ equity:
Capital stock
Authorized:
30,000,000 common shares, par value $0.0001
Issued and outstanding
11,050,531 common shares (March 31, 2006 - 4,032,336 common shares)	217,064	216,362
Additional paid-in capital	30,844,300	3,384,339
Deferred stock-based compensation	—	(26,179)
Accumulated other comprehensive loss	(43,881)	(43,881)
Retained earnings (Deficit)	102,950	(1,188,926)
Total stockholders’ equity	31,120,433	2,341,715
Total liabilities and stockholders’ equity	$34,246,548	$10,282,308

See accompanying notes to unaudited consolidated financial statements

Hostopia.com Inc.
Consolidated Statements of Operations
(Expressed in U.S. dollars — except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenues
Webhosting and applications services	$5,433,707	$4,336,591	$16,059,489	$12,425,390
Other services	183,142	147,203	544,399	449,574
Total revenues	5,616,849	4,483,794	16,603,888	12,874,964

Cost of revenues
Webhosting and applications services	624,834	449,088	1,825,514	1,249,399
Other services	84,963	50,242	254,066	157,643
Total cost of revenues	709,797	499,330	2,079,580	1,407,042

Gross profit	4,907,052	3,984,464	14,524,308	11,467,922

Expenses
Sales and marketing (a)	1,259,359	1,012,367	3,606,616	2,969,329
Research and development (a)	773,901	524,439	2,268,885	1,511,700
Project management (a)	407,936	347,678	1,247,733	989,982
Technical support (a)	781,916	548,066	2,255,123	1,578,308
General and administrative (a)	541,285	356,331	1,363,966	1,042,367
Amortization of intangible assets	201,219	71,373	543,264	197,802
Amortization of property and equipment	487,310	334,009	1,338,253	1,001,467
	4,452,926	3,194,263	12,623,840	9,290,955

Income before the undernoted	454,126	790,201	1,900,468	2,176,967

Interest income	180,327	9,508	220,026	18,109
Interest (expense)	(4,206)	—	(12,618)	(4,566)
	176,121	9,508	207,408	13,543

Income before income taxes	630,247	799,709	2,107,876	2,190,510

Income taxes (recovery)
Current	343,000	285,000	1,090,000	775,000
Deferred	(86,000)	—	(274,000)	—
	257,000	285,000	816,000	775,000

Net income	$373,247	$514,709	$1,291,876	$1,415,510

Net income per share (note 5)
Basic	$0.05	$0.12	$0.23	$0.33
Diluted	0.04	0.08	0.18	0.21

Weighted average number of common shares outstanding
Basic	7,787,745	4,032,336	5,288,716	4,032,336
Diluted	8,951,380	6,660,502	7,340,008	6,645,438

(a)  Stock-based compensation is included in operating expenses as follows:

Sales and marketing	$27,925	$4,989	$94,210	$14,967
Research and development	4,468	—	15,074	—
Project management	2,467	—	8,322	—
Technical support	3,723	—	12,561	—
General and administrative	7,959	—	26,850	—
	$46,542	$4,989	$157,017	$14,967

See accompanying notes to unaudited financial statements

Hostopia.com Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,291,876	$1,415,510
Items which do not involve cash:
Amortization	1,881,517	1,199,269
Stock-based compensation	157,017	14,967
Non-cash interest	12,618	—
Deferred income taxes	(446,350)	675,000
Deferred lease inducements	(43,921)	40,985
Change in operating assets and liabilities
Trade accounts receivable	(393,635)	(377,919)
Prepaid expense	(211,319)	1,413
Increase in other assets	—	(26,145)
Accounts payable	422,860	(32,452)
Accrued liabilities	214,340	245,732
Payroll taxes and other taxes payable	(17,521)	(434)
Income taxes payable	13,000	—
Deferred revenue	(119,080)	39,105
Cash flows from operating activities	2,761,402	3,195,031

Cash flows from financing activities:
Issue of common shares on exercise of stock options	1,799	—
Issue of common shares on exercise of warrants	192,000	—
Issue of common shares on initial public offering	21,965,578	—
Repayment of long-term liabilities	(126,326)	—
Cash flows from (used in) financing activities	22,033,051	—

Cash flows from investing activities:
Acquisition of property and equipment	(1,343,096)	(1,294,790)
Acquisition of intellectual property	(793,175)	(231,474)
Cash flows from investing activities	(2,136,271)	(1,526,264)
Effect of currency translation on cash balances	(36)	—

Increase in cash and cash equivalents	22,658,146	1,668,767

Cash and cash equivalents, beginning of period	3,038,217	1,897,230
Cash and cash equivalents, end of period	$25,696,363	$3,565,997

Supplemental cash flow information:
Interest paid	$—	$4,566
Income taxes paid	1,249,350	100,000

See accompanying notes to unaudited financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Hostopia.com Inc. (the “Company”) was founded in December 1999 and is a provider of Web services that enable small and medium-sized businesses to establish and maintain an Internet presence. The Company has customers in the United States, Canada and the United Kingdom, which include telecommunication carriers, cable companies, Internet service providers, domain registrars and Web hosting service providers.  These communication services providers purchase the Company’s Web services on a wholesale basis and resell these services under their own brands to small and medium-sized businesses. The Company’s services include Website creation and maintenance applications, managed email with virus and spam protection, e-commerce application services, customer communications and Website promotion applications, and Website hosting and data transfer.

2. SIGNIFICANT ACCOUNTING POLICIES

A description of the Company’s significant accounting policies can be found in the Company’s March 31, 2006 Annual Financial Statements as included in its Registration Statement on Form S-1 (File No. 333-135533) declared effective by the Securities and Exchange Commission on November 3, 2006 (“Form S-1”).

a)  Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries BlueGenesis.com Corp. and Internet Names for Business Inc., which are wholly owned. All material intercompany accounts and transactions and balances are eliminated.

These unaudited consolidated financial statements are stated in U.S. dollars. The statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying consolidated balance sheets as of December 31, 2006 and March 31, 2006, the consolidated statements of operations for the three months and nine months ended December 31, 2006 and 2005, the consolidated statements of cash flows for the nine months ended December 31, 2006 and 2005 and the related notes to the consolidated financial statements are unaudited. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and related notes together with management’s discussion and analysis of financial position and results of operations contained in the Company’s Form S-1, which includes the audited financial statements for the year ended March 31, 2006 and the unaudited consolidated financial statements for the three months ended June 30, 2006.

In the opinion of the Company’s management, with the exception of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments (“SFAS No. 123R”),   the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Form S-1 and include all adjustments necessary for the fair statement of the Company’s financial position as of December 31, 2006, its results of operations for the three and nine months ended December 31, 2006 and 2005 and its cash flows for the nine months ended December 31, 2006 and 2005. See notes 2(c) and 3 for a further discussion of the implications of  SFAS No. 123R.

The financial results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the year ending March 31, 2007. There is no difference between net income and total comprehensive income.

The Company has reviewed the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has determined that the Company is comprised of only one segment, Webhosting and application services.

On May 18, 2006, the Board of Directors authorized a one-for-five reverse stock split of the Company’s common stock and convertible redeemable preferred stock. All common stock shares, convertible redeemable preferred stock shares, and amounts per share data reflect the reverse stock split.

b)  Use of Estimates

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

c)  Stock-based compensation

Prior to April 1, 2006

The Company accounted for stock options issued to employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25.  Compensation expense was recorded on the date stock options were granted only if the current fair value of the underlying stock exceeded the exercise price.  Deferred stock-based compensation was amortized over the vesting period of the individual options in accordance with FASB Interpretation No. 44.

Post April 1, 2006

On April 1, 2006, the Company adopted the provisions of SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amends SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). SFAS No. 123R requires companies to recognize in the income statement the estimated fair value of stock-based compensation.

Prior to April 1, 2006, the Company had adopted the “disclosure only” provisions of SFAS No.123 and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, which required certain financial statement disclosures, including pro forma operating results, as if the Company had prepared its consolidated financial statements in accordance with the fair market value method of accounting for stock-based compensation. In adopting SFAS No. 123R, the Company chose to apply the “modified prospective method”. Under this method, unvested awards at the date of adoption will be amortized based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company will, as it did under SFAS No. 123, provide pro forma disclosure of the compensation amount it would have otherwise booked in its notes to the financial statements for any period disclosed in financial statements prior to April 1, 2006. Based upon the Company’s analysis of the requirements of SFAS No. 123R, the Company reclassified its unamortized deferred compensation of $26,179 related to the issuance of unvested common stock awards to consultants that was previously reported as a contra amount in the equity section of the balance sheet to additional paid-in capital. No other adjustments were required as the estimated expected forfeiture rate in respect of the consultants’ options was zero.

During the nine months ended December 31, 2006, the Company granted 10,000 options to employees having an exercise price of $10.95 per share, which amount was determined to be the fair value at the date of the grant.  No options were granted in the three months ended December 31, 2006. We determined the grant date fair value related to this issue to be approximately $65,640.

The grant date fair value of the stock-based compensation award granted during the nine months ended December 31, 2006 was estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months	Nine Months
	Ended	Ended
	December 31, 2006	December 31, 2006
Risk free interest rate	No grants	4.77%
Expected dividend yield	No grants	—
Expected volatility	No grants	67%
Expected life (in years)	No grants	5

The risk-free interest rate was based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility of stock options was based on an average of historical volatility of a peer group of companies comparable to the Company. The expected life of the Company’s options was based on the “simplified method” accepted by the SEC Staff Accounting Bulletin SAB 107 for companies with limited historical exercise experience. Under the “simplified method” the expected term is equal to the mean of the vesting term and the term to expiry. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends and does not currently anticipate paying cash dividends in the future.

Under SFAS No. 123R the Company also estimates forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. Based on its historic experience and expectations for the future, the Company has estimated expected forfeitures to occur at a rate of 25%.This estimate will be adjusted as necessary in the future to reflect actual forfeiture experience. The Company recognizes its stock-based compensation expense using a straight-line amortization method over the vesting period of the options.

As a result of the adoption of SFAS No. 123R, the Company’s income from continuing operations before income taxes for the three and nine months ended December 31, 2006 was approximately $41,553 and $142,050 lower, respectively, and net income was $27,775 and $94,177 lower than under the Company’s previous accounting method for stock-based compensation which only recognized stock-based compensation to consultants. Basic net income per common share for the three and nine months ended December 31, 2006 were decreased by $0.00 and $0.02 respectively, while diluted net income per share decreased for the same periods by $0.00 and $0.01 respectively as a result of adopting SFAS No. 123R. There was no effect on the statement of cash flows.

Prior to adopting the provisions of SFAS No. 123R, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had the Company adopted the recognition of compensation expense for employee stock options under SFAS No.123 based on the fair value of the options on the date of grant, the pro forma impact on net income would have been as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
	Pro forma	Pro forma
	(Unaudited)	(Unaudited)
Net income attributable to common shareholders - diluted	$514,709	$1,415,510
Dividend accretion on Series A preferred shares	(28,775)	(85,867)
Net income attributable to common stockholders - basic	485,934	1,329,643
Stock-based compensation, as reported, net of tax	3,143	9,429
Pro forma stock-based compensation, net of tax	(19,925)	(59,774)
Pro forma net income attributable to common stockholders -basic	$469,152	$1,279,298
Pro forma net income attributable to common stockholders - diluted	$497,927	$1,365,165
Basic net income attributable to common stockholders per share:
As reported	$0.12	$0.33
Pro forma	$0.12	$0.32
Diluted net income attributable to common stockholders per share:
As reported	$0.08	$0.21
Pro forma	$0.07	$0.21

3. STOCK-BASED PLANS

a)  2000 Stock Option Plan:

All common share amounts have been restated to give effect to the one-for-five reverse stock split approved at a special meeting of shareholders on May 18, 2006. Under the terms of the Company’s 2000 Stock Option Plan, the Board of Directors of the Company was allowed to grant options to its employees, non-employees and officers up to 900,000 common shares.  The exercise price of each option equalled a price that was not less than the price of the Company’s common stock on the date of grant and an option’s maximum term was seven years.  Options vested over a three-year period from the date of grant. Stock option activity under all plans year to date is summarized as follows:

	Options Outstanding	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance at March 31, 2006	839,280	$3.45
Granted	10,000	$10.95
Exercised	—
Forfeited	(10,300)	$5.35
Balance at June 30, 2006	838,980	$3.52
Granted	—
Exercised	(537)	$3.35
Forfeited	(183)	$3.35
	838,260	$3.52
Granted	—
Exercised	—
Forfeited	(8.240)	$5.17
Balance at December 31, 2006	830,020	$3.51	1.6	$1,974,102
Options exercisable at December 31, 2006	751,293	$2.97	1.2	$1,973,944

The total intrinsic value of options exercised for the three and nine month periods ended December 31, 2006, was nil and $1,047 respectively.

At December 31, 2006, there was $279,953 of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. On a weighted average basis, unrecognized stock-based compensation expense is expected to be recognized over the next 1.8 years.

The Company’s shareholders approved the termination and replacement of the Company’s 2000 Stock Option Plan with the 2006 Stock Incentive Plan (“2006 Plan”) at a special meeting of shareholders held on May 18, 2006.

b)  2006 Stock Incentive Plan

Under the terms of the 2006 Stock Incentive Plan (the “2006 Plan”), the Company is permitted to issue stock options and stock appreciation rights to eligible participants for up to 10% of the total outstanding shares of common stock.  The exercise price of each option equals a price that is not less than the price of the Company’s stock on the date of grant and an option’s maximum term is seven years, Options vest over a three year period from the date of grant. No options have been issued under the 2006 Stock Incentive Plan.

The Board of Directors administers the 2006 Plan and determines the terms of the options including the exercise price, the number of shares subject to individual option awards and the vesting period of options, within the limits set forth in the 2006 Plan. Options have a maximum term of seven years and vest as determined by the Board of Directors, generally over three years. On exercise the Company’s policy is to issue new shares from treasury.

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

After deducting the value of the account receivable owed from the customer and the liability for future services assumed associated with the hosted accounts, the remaining amount of $570,533 has been recorded as a non-interest bearing liability.  This amount has, therefore, been discounted at the rate of 5% per annum.  Accordingly, the value of the customer list and the long-term liability has been reduced by $28,030, being the estimated interest over the expected two-year life of the long-term liability.  This amount is accreted as interest expense over the expected two-year life of the long-term liability. The customer list is being amortized on a straight-line basis over its three-year estimated useful life commencing February 1, 2006.

Purchase price:
Customer list	$1,103,970
Liability for future services	(243,468)
$860,502
Consideration given:

Cash	$151,400
Trade receivables	166,599
Long-term liability	542,503
$860,502

During the three months and nine months ended December 31, 2006 the Company made payments of $16,418 and $113,707 respectively. At December 31, 2006, the remaining liability was as follows:

	December 31, 2006	March 31, 2006
	(Unaudited)
Total	$389,931	$503,639
Less current portion	260,000	260,000
	$129,931	$243,639

5. NET INCOME PER COMMON SHARE:

Basic income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is calculated by dividing net income, adjusted to exclude preferred dividends applicable to the redeemable preferred shares by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

SFAS No. 128, Earnings per Share, requires that stock options, restricted stock grants and similar equity instruments granted be treated as potential common shares outstanding in computing diluted earnings per share by application of the treasury stock method. Under the treasury stock method, the amount the optionee must pay for exercising stock options, the amount of compensation cost for future service that has not yet recognized, and the associated amount of tax benefits that would be recorded in additional paid-in capital when the compensation expense is recognized are assumed to be used to repurchase shares at the average share price for each period.

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income attributable to common stockholders - diluted	$373,247	$514,709	$1,291,876	$1,415,510
Dividend accretion on Series A preferred shares	(12,719)	(28,773)	(71,034)	(85,867)
Net income attributable to common stockholders - basic	$360,528	$485,936	$1,220,842	$1,329,643

Weighted average outstanding shares of common stock	7,787,745	4,032,336	5,288,716	4,032,336
Dilutive effect of Series A redeemable preferred shares	925,069	2,127,658	1,725,337	2,127,658
Dilutive effect of stock options and warrants (1)	238,567	500,508	325,954	485,445
Common stock and common stock equivalent	8,950,743	6,660,502	7,340,008	6,645,439

Net income attributable per common share:
Basic	$0.05	$0.12	$0.23	$0.33
Diluted	$0.04	$0.08	$0.18	$0.21

(1)   107,800 stock options outstanding at December 31, 2006 were determined to be anti-dilutive because of the current market price of the Company’s shares was below the strike price of the options and accordingly were excluded from the calculation of diluted  net  income per share

6. SERIES A REDEEMABLE, CONVERTIBLE PREFERRED SHARES

	December 31, 2006	March 31, 2006
Authorized:
10,000,000 Series A redeemable, convertible preferred shares
Issued:
Nil (March 31, 2006 - 2,127,658 Series A redeemable, convertible preferred shares	$—	$5,170,448

In December 2001, the Company issued 851,063 Series A redeemable, convertible preferred shares for proceeds of $2,000,000, and incurred share issuance costs of $301,046, resulting in net proceeds of $1,698,954. An additional 1,276,595 Series A redeemable, convertible preferred shares were issued on conversion of stockholders’ advances and loans payable of $3,000,000.

From inception to November 10, 2006, the Series A preferred shares accreted dividends annually at a rate of 2.2%, with a charge to additional paid-in capital, for the cumulative dividends of $800,000 that were to become payable after December 31, 2006.  The Company accreted dividends of $12,719 and $28,773 for the period up to November 10, 2006 and for the three month period December 31, 2005. For the nine month periods ended December 31, 2006 and 2005 the Company accreted dividends of $71,034 and $85,867 respectively.

On November 10, 2006, on the completion of the Company’s initial public offering, the preferred shares were automatically converted into 2,127,658 common shares with a total par value of $212.77. Additional paid-in capital was increased by $5,241,595 in respect of this conversion.

7. COMMON STOCK

On November 10, 2006, the Company completed its initial public offering (“IPO”) in which it sold 4,200,000 common shares at a price of $5.30 (Cdn$6.00) per share. A total of $22,283,137  (Cdn$25,200,000) in gross proceeds was raised in the IPO. After deducting the underwriters’ commission and offering expenses of $3,408,912, net proceeds of the IPO were $18,874,226. All 2,127,658 outstanding shares of the Company’s Series A redeemable, convertible preferred shares were converted into shares of common stock, on a one-for-one basis, at the closing of the IPO.

On December 7, 2006, the underwriters exercised their option to purchase an additional 15% of the common shares issued in the IPO or 630,000 shares at a price of Cdn$6.00 per share.  A total of $3,091,352 (Cdn$3,553,200) was raised after deducting the underwriters’ commission.

On December 21, 2006, the Company issued 60,000 common shares pursuant to the exercise of warrants in the amount of $192,000.

8. RELATED PARTY TRANSACTIONS

The Company completed transactions with TELUS Corporation, a related party by virtue of its 7.7% holding of common shares of the Company, in the normal course of operations.  The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties as set out below.  In addition, the Company has a commitment with TELUS to acquire bandwidth and data centre services from December 2004 to November 2007 for an aggregate minimum amount of $1,867,140.

In March 2005, the Company’s principal stockholders purchased a majority interest in a supplier of templates, images and outsourced operations to the Company (the “Supplier”).  Templates and images purchased by the Company are recorded as other intangible assets and amortized over their estimated useful lives.  The Company and the Supplier have entered into an agreement, whereby each party is obligated to jointly develop images for use in the business of the Company and for sale to others.  The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties.  The Company will earn a 10% commission on sales of these images by the Supplier to the Company’s customer base.  Each party has indemnified the other for losses on claims against either party.

Aggregate related party transactions and balances are as follows:

Balance sheets	December 31, 2006	March 31, 2006
	(Unaudited)
Accounts receivable	$17,395	$26,654
Accounts payable	92,106	17,990

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Statements of operations	(Unaudited)
Webhosting and application services revenue	$544,896	$483,864	$1,619,757	$1,407,433
Bandwidth	173,343	155,412	529,981	435,433
Outsourced services	350,465	209,992	989,137	628,935
Telephone services	75,492	24,786	183,800	80,258

9. RECENT ACCOUNTING PRONOUNCEMENTS

a)  Fair value:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements to provide enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other authoritative literature require (or permit) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. The Company plans to adopt SFAS No. 157 effective April 1, 2008. The Company currently does not have any balance sheet items carried at fair value. However, the Company does use fair value concepts to test various long-lived assets for impairment and to initially measure assets and liabilities acquired in a business combination. Management is currently evaluating the effect of adoption.

b)  Uncertain tax positions:

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109” (“FIN 48”).  FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities.  The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized.  A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. Disclosure will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The effect, if any, of adopting FIN 48 on the Company’s consolidated financial statements is currently being evaluated.

c)  Effects of prior year misstatements:

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements”  (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SAB required registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  The SAB does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings under U.S. GAAP. No such alternative is available under Canadian GAAP.  SAB 108 is effective for the Company’s annual financial statements for the current fiscal year ending March 31, 2007.  The Company is currently reviewing the effect of this pronouncement.

10. Geographic Information

The following summarizes the Company’s revenue by country (in thousands of dollars):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Canada	$2,454,253	$2,157,531	$7,221,921	$6,282,207
United States	3,060,216	2,326,263	9,142,886	6,592,757
United Kingdom	102,380		239,081	—
Total revenues	$5,616,849	$4,483,794	$16,603,888	$12,874,964

Item 2.  Management’s discussion and analysis of financial condition and results of operations

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

In addition, you should refer to the “Risk Factors” section of our Registration Statement on Form S-1 that was filed on November 3, 2006.

You should read this Form 10-Q completely.  In some cases, you can identify forward-looking statements by the following words: “may”, “will”, “should”, “expect”, “intend”, “plan”, “anticipated”, “believe”, ‘estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other similar terminology.  All forward-looking statements included in this Form 10-Q are based on information available to us as of the date of this Form 10-Q and we assume no obligation to update these cautionary statements or any forward-looking statements.  These statements are not guarantees of future performance.

We qualify all the forward-looking statements contained in this Form 10-Q by the foregoing cautionary statements.

Overview

We believe we are a leading provider of Web services that enable small and medium-sized businesses to establish and maintain an Internet presence. We have over 330 customers in the United States, Canada and the United Kingdom, which include telecommunication carriers, cable companies, Internet service providers, domain registrars and Web hosting service providers.  These communication services providers purchase our Web services on a wholesale basis and resell these services under their own brands to small and medium-sized businesses. We refer to small and medium-sized businesses which use our Web services as “end-users” or “end-user businesses”. Our Web services include Website creation and maintenance applications, managed email with virus and spam protection, e-commerce application services, customer communications and Website promotion applications, and Website hosting and data transfer.

Our revenue growth is derived from the number of end-users who subscribe to our Web services. To increase our revenue and take advantage of our market opportunity we plan to expand our customer base as well as further penetrate our customers’ existing end-user base.

We have grown our business primarily by convincing large telecommunication and cable companies that we should manage their Web hosting businesses.

This strategy has been highly successful in Canada and Bell Canada, TELUS Communications Company and Rogers Cable Communications Inc. are all now our customers. We have expanded geographically into the United States and in fiscal 2006 signed up Verizon, one of the largest U.S. telecommunications companies. In 2006, we also began marketing our service in the United Kingdom and have already contracted to provide our service to a number of customers in this large marketplace including British Telecom which was signed up to a two year outsourcing agreement  in the current quarter.

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

To support the acquisition of new customers we have 10 sales people focused on acquiring new business in Canada, the U.S. and now the U.K. To assist them in their sales efforts, and to potentially increase our revenue per end-user, we continue to invest in developing new software for end-users. We have 14 technical professionals currently involved in product development.

When we enter into a contract with a new customer, we must migrate their end-users to our platform effectively and efficiently. This essential function is carried out by our project management staff presently consisting of 21 personnel.

We also recognize the need for prompt and professional service to our end-users to maintain and grow our end-user count. Accordingly we employ a technical support staff of approximately 78 information technology and customer service professionals to deal promptly 24 hours a day with any questions our end-users have in respect of our service. Our staff of customer service professionals has grown by 24% in the past twelve months to deal with our increasing end-user base.

To provide our end-users, who are often smaller businesses, with an easy method of establishing a Web presence, we have developed and continue to develop easily self-customized website templates. We currently have over 3,000 templates in our library, the majority of which were developed in the past fifteen months.

In fiscal 2007, we also began to build the capability to provide our end-users with turnkey customized websites with a higher degree of functionality. We have hired 6 personnel in support of this business opportunity. As of December 31, 2006 this business was still considered to be in the development phase although we signed up our first customers during the current quarter.

During the quarter, we signed 14 new contracts and added approximately 10,800 new end-users.  We made progress in developing four new Web services including: search engine optimization, an enhanced version of our site creator software, collaborative e-mail, and a Web site design service.  While the first three services are still in development, the fourth initiative, website design, was launched on October 27.  We expensed all the research and development costs as incurred. We also expanded our software delivery platform in the United States as a result of, and in anticipation of, new customers.

In November 2006, we signed a contract with BT (formerly British Telecom) after successfully completing a pilot project during the quarter ended September 30, 2006.  This two year contract outsources BT’s small business web hosting business to us and we believe presents a significant opportunity to the Company if we can successfully migrate their sites onto our platform over the next several quarters.  In anticipation of the BT contract and other new business, we built up additional capacity and staff in the second and third quarter.  These costs contributed to an increase in our expenses over the last two quarters.

With the additional funds we received on closing of the IPO and the subsequent  exercise of the 15% over-allotment option by the underwriters, we believe we are in a strong position to execute the growth plan we outlined in our prospectus including:

•                  adding new customers in the U.S. and the U.K.;

•                  increasing the end-user count of our current customers because of our enhanced service offerings; and

•                  increasing revenue by launching additional value-added services.

Key Metric

End-User Count
         We grow our revenues primarily through the addition of end-user businesses who subscribe to our Web hosting and application services, also known as Web services. We add end-users by two principal methods: (1) organic growth from our existing customers; and (2) the addition of new customers who migrate their end-users to our system. To a lesser extent we grow our end-users through small resellers and by direct sales to end-user businesses.   As of December 31, 2006, we served approximately 248,000 end-users.

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

Web Hosting and Application Services

Web hosting and application service revenues are derived from the sale and support of Web services. We generated 96.7% and 96.5% of our revenues in the nine months ended December 31, 2006 and 2005 respectively from Web hosting and application services.  Our customers pay us monthly in accordance with contracts that range from one to five years for the Web services that they resell to their end-users on a subscription basis. In addition, we derive a portion of our revenues from the direct sale of Web services to small resellers and end-user businesses. We expect Web hosting and application services revenue to increase in absolute dollars and to remain relatively stable as a percentage of our total revenues.

Other Services

Other services are revenues derived from domain name registration and professional services. We derived 3.3% and 3.5% of our total revenues in the nine months ended December 31, 2006 and 2005 respectively from other services. Domain name registration revenue consists of domain name registrations, renewals and transfers derived from customers, end-users and other individuals.  Professional services consist of fees we receive from our customers for services provided at their request. We expect other services revenue to increase in absolute dollars and to remain relatively stable as a percentage of our total revenues.

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

Referral Payments

We make referral payments to small resellers and select customers under referral agreements. We expect referral payments will increase with expected increases in revenue from these resellers and customers.

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

In addition, we have used outsourced services provided by GeeksForLess, Inc., (“GFL”), a related party by means of common ownership, since November 2003.  Originally contracted to provide research and development, GFL has provided services in the areas of technical support, project management and sales support.  All expenses incurred in the outsourcing arrangement including travel of our North American based personnel are allocated to our functional expense classifications.

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

Project Management

Project management expenses consist of compensation and performance bonuses, allocation of payments to GFL for its services to the project management group, travel expenses, allocated rent, communication and office expenses. The project management team manages new customer set ups and our customers’ end-user migrations to our application delivery platform as well as ongoing technical assistance to customers.  We expect future project management expenses will increase due to the continuing growth and complexity of our customer base.

Technical Support

Technical support expenses consist of compensation and allocated rent, communication and office expenses and allocation of payments to GFL for its services to the technical support group. Our technical support staff provides assistance to our customers and/or their end-users.  We employ a technical support staff that operates 24 hours a day, 365 days a year.  We expect future technical support expenses will increase as we increase our end-users.

General and Administrative

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

Amortization

Amortization expenses consist of charges relating to the amortization of all of the property and equipment (including hardware, software, furniture and fixtures and telephone equipment), leasehold improvements, lease inducement assets, and intangible assets (including customer lists, patents, website templates and digital images). With the exception of furniture and fixtures that are amortized over a period of three to five years, and leasehold improvements that are amortized over the expected life of the relevant lease, all other assets are amortized over a three-year period.  We believe this policy covers most risks associated with the prospect of technological obsolescence; however, we periodically evaluate the condition of our asset base to determine whether additional decreases in value may be required. We expect future amortization expenses to increase as we continue to make capital investments in our application delivery platform to support the expansion of our Web services and increasing number of end-users.

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

Allowance for Doubtful Accounts

In accordance with our revenue recognition policy, our accounts receivable are based on customers whose payment is reasonably assured. We monitor collections from our customers and maintain an allowance for estimated credit losses for 100% of all customers’ accounts deemed uncollectible. For those accounts not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based on aging accounts, historical collection experience and current economic expectations.  Credit losses have historically been within our expectations and the provisions established in our financial statements but we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because we have several large customers, a change in liquidity of any one customer or our inability to collect from one of these customers could have a material adverse effect on our consolidated financial position.

Accounting for Stock-Based Compensation

Up to and including the fiscal year ended March 31, 2006, with the exception of stock option awards made to non-employee consultants that have provided services to us, we elected to defer the recognition of stock based compensation in our accounts as permitted  under Accounting Principles Board (APB) Opinion No. 25.  Effective April 1, 2006, we adopted the recommendations of SFAS Statement No. 123R in recording stock-based compensation expense in our accounts.  Accordingly, as disclosed in Note 2 to our financial statements stock-based compensation expense in fiscal 2007 has increased over the levels of preceding years.

In accordance with SFAS No. 123R, we determine compensation cost for stock awards at fair value and recognize the related expense over the vesting period.  The estimation of stock awards that will ultimately vest requires an assessment based on actual experience or updated estimates that may differ from our current estimates.  Such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider several factors when estimating expected forfeitures, including types of awards and historical experience.  Actual results and future changes in estimates may differ substantially from our current estimates.

Accounting for Goodwill, Intangible Assets and Property and Equipment

Since our inception we have fully allocated the purchase price of acquisitions to intangible assets.  Other intangible assets include acquired patents, Website templates and digital images which are amortized using the straight-line method over three years. We test for the impairment of intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Similarly, we review the condition and revenue generating potential of our property and equipment to determine whether our depreciation policies are satisfactory in the circumstances.

Accounting for Income Taxes

We provide for income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  A valuation allowance is recorded to reduce deferred income tax assets to an amount that in the opinion of management is more likely than not to be realized.  We consider factors, such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies and other factors in the determination of the valuation allowance.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the year that includes the enactment date.  As of December 31, 2006, we do not have any net operating losses or other tax attributes subject to valuation allowances.

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

Results of Operations for the Three and Nine Month Periods ended December 31, 2006 as Compared to the Three and Nine Month Periods ended December 31, 2005

Revenues

	Three months ended		Nine months ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005

Revenues

Web hosting and application services	$5,433,707	$4,336,591	$16,059,489	$12,425,390

Other services	183,142	147,203	544,399	449,574

Total revenue	$5,616,849	$4,483,794	$16,603,888	$12,874,964

End-users at end of period	248,200	190,700	248,200	190,700

Increase in end users over comparable prior period – percent	30.2%		30.2%

Increase over comparable prior year period	$1,133,055		$3,728,924

Increase over comparable prior year period – percent	25.3%		29.0%

Comparison of the Three Month Periods ended December 31, 2006 and 2005

Revenues

Total revenue increased by 25.3% to $5.6 million in the three month period ended December 31, 2006 from $4.5 million in the three month period ended December 31, 2005.

Web Hosting and Application Services

Web hosting and application services revenue increased by $1.1 million or 25.3% to $5.4 million.  Our revenue growth was due to a 57,500 or 30.2% increase in end-users year over year.  We had approximately 248,000 end-users on our system as of December 31, 2006.  The end-user growth was due to a combination of new customers added over the previous twelve month period and increased penetration of our existing customer base. New customers added approximately 22,300 end-users, representing a 12% increase over the number of end-users at the beginning of the year.  Penetration of our existing customer base added approximately 35,200 end-users, representing a 18% increase over the number of end-users at the beginning of the year.   Revenue growth in the third quarter moderated due to the coincidence of a number of factors including:

•                  a major customer running a promotion to acquire new end-users that we are supporting by not billing for end—users acquired by this customer for a period of two months, and

•                  a second  major customer culling 10,000 low value accounts from its portfolio

Future revenue growth in fourth quarter 2007 and fiscal 2008 will be supported by the approximately 11,000 websites migrated to our platform in the third quarter. In the third quarter we also signed a contract with a major U.S. telephone company that will be outsourcing approximately 240,000 email accounts to us. In addition, shortly after quarter end we signed our first template licensing contract. We believe additional email outsourcing contracts are likely to provide us with additional sources of recurring revenue while future licensing opportunities will increase our professional service fees as contracts are completed. At the end of the quarter we had approximately 36,000 websites that we anticipate migrating over the coming quarters. Accordingly, we believe the dip in the rate of our sequential revenue growth in the third quarter does not reflect a long term trend but was rather a short term anomaly and our sequential revenue growth should accelerate in the coming quarters. This expectation is dependent on maintaining and growing our customers and end-users and successfully migrating the anticipated websites and e-mail accounts related to contracts in process.

Other Services

Other service revenue, including domain name registration and professional services revenue, increased by $36,000 or 24% to $183,000 from $147,000.  The primary reason for the increase was the sale of more domain names related to the acquisition of the Web business of a former customer in January 2006.

Comparison of the Nine Month Periods ended December 31, 2006 and 2005

Total revenue increased by 29.0% to $16.6 million in the nine month period ended December 31, 2006 from $12.9 million in the nine month period ended December 31, 2005.  During the nine month period ended December 31, 2006, there was a 7.0% increase in the value of the Canadian dollar against the US dollar, based on the average Canada/US exchange rate during that period. If the value of the Canadian dollar had remained constant against the US dollar during the nine month period ended December 31, 2006, the net increase in revenue would have been $3.3 million or 24.7%.

Web Hosting and Application Services

Web hosting and application services revenue increased by $3.6 million or 29.2% to $16.1 million.  Our revenue growth was due to a 57,500 increase in end-users or 30.2% year over year.  We had approximately 248,000 end-users on our system as of December 31, 2006.  The end-user growth was due to a combination of new customers added over the previous twelve month period and increased penetration of our existing customer base. New customers added approximately 22,300 end-users, representing a 12% increase over the number of end-users at the beginning of the year.  Penetration of our existing customer base added approximately 35,200 end-users, representing a 18% increase over the number of end-users at the beginning of the year.

Other Services

Other service revenue, including domain name registration and professional services revenue, increased by $95,000 or 21% to $544,000 from $450,000.  The primary reason for the increase was the sale of more domain names  related to the acquisition of the Web business of a former customer in January 2006.

Cost of Revenues

	Three months ended		Nine months ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005
Cost of Revenues

Web hosting and application services	$624,834	$449,088	$1,825,514	$1,249,399

Other services	84,963	50,242	254,066	157,643

Total cost of revenues	$709,797	$499,330	$2,079,580	$1,407,042

Percent of revenues	12.6%	11.1%	12.5%	10.9%

Increase over comparable prior year period	$210,467		$672,538

Increase over comparable prior year period - percent	42.1%		47.8%

Comparison of the Three Month Periods ended December 31, 2006 and 2005

Cost of Revenues

Total cost of revenue increased by 42.1% to $710,000 in the three month period ended December 31, 2006 from $499,000 in the three month period ended December 31, 2005.

Web Hosting and Applications Services

Cost of Web hosting and application services revenue increased by 39% to $625,000 in the three months ended December 31, 2006 from $449,000 in the three months ended December 31, 2005.  These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees.  Bandwidth and data center costs increased by approximately $32,000 or 12% quarter over quarter due in part to our 30% increase in end-users as well as additional bandwidth and leased data center space acquired in anticipation of additional end-users expected from several large contracts that were in varying stages of implementation during the quarter. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $116,000 or 87% due to a combination of increased software and hardware maintenance and increased referral payments due to increased revenue. Credit card collection fees increased by approximately $28,000 or 72% due in large part to the acquisition of a customer’s end-users in January 2006 and the addition of a new customer late in the second quarter for whom we collect receipts directly from end-users.  Since these end-users are billed directly, we incur the cost of account processing through various payment gateways.

Other Services

Cost of other services revenue increased by 69% to $85,000 from $50,000.  Other services expense includes the purchase of domain name rights that we resell to end-users. Other services expense increased due in part to the 24% increase in other revenue related to domain name sales of the business acquired from a former customer in January 2006.

Comparison of the Nine Month Periods ended December 31, 2006 and 2005

Cost of Revenues

Total cost of revenues increased by 47.8% to $2.1 million in the nine month period ended December 31, 2006 from $1.4 million in the nine month period ended December 31, 2005.

Web Hosting and Applications Services

Cost of Web hosting and application services revenue increased by 46% to $1.8 million in the nine months ended December 31, 2006 from $1.2 million in the nine months ended December 31, 2005.  These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $199,000 or 25% primarily because of our 32% increase in end-users as well as additional bandwidth and leased data center space acquired in anticipation of additional end-users expected from several large contracts that were in varying stages of negotiation during the quarter. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $271,000 or 79% due to a combination of increased software and hardware maintenance and increased referral payments due to increased revenue. Higher credit card collection fees contributed approximately $106,000 to the increase due in large part to the acquisition of a customer’s end-users in January 2006 and the addition of a new customer late in the second quarter for whom we collect receipts directly from end-users.  Since these end-users are now billed directly, we now incur the account processing cost from various payment gateways.

Other Services

Cost of other services revenue increased by 61% to $254,000 from $158,000.  Other services expense includes the purchase of domain name rights that we resell to end-users. Other services expense increased due in part to the 21% increase in other revenue related to domain name sales of the business acquired from a former customer in January 2006.

Operating Expenses

Total operating expenses increased by 39% to $4.5 million in the three months ended December 31, 2006 compared to the three months ended December 31, 2005.  Total operating expenses represented 79.3% and 71.2% of total revenue in the respective three month periods ending December 31, 2006 and 2005.

In the nine month period ended December 31, 2006, total operating expenses increased by 36% to $12.6 million from $9.3 million in the nine months ended December 31, 2005.  Total operating expenses represented 76.0% and 72.2% of total revenue in the respective nine month periods ending December 31, 2006 and 2005.

Sales and Marketing

	Three months ended		Nine months ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005

Sales and marketing	$1,259,359	$1,012,367	$3,606,616	$2,969,329

Percent of revenues	22.4%	22.6%	21.7%	23.1%

Increase over comparable prior year period	$246,992		$637,287

Increase over comparable prior year period - percent	24.4%		21.5%

Sales and Marketing (Three Month Period Ended December 31, 2006)

Sales and marketing expenses increased by 24% to $1.3 million from $1.0 million for the three months ended December 31, 2005.  Salaries, wages and benefits, including stock option benefits, up $249,000 or 45%, accounted for most of the increase. In the past twelve months sales and marketing staff has increased by 50%.  This substantial increase was required to service the Web hosting business of a former customer we acquired in January 2006, as well as to staff our new Website Experts group that was formed to focus on the burgeoning website design market. Trade show expenses were $33,000 lower than the comparable quarter while advertising declined by approximately $46,000 as we redeployed funds towards our direct sales efforts.  The $76,000 or 38% increase in allocated expenses, including rent, office, telecommunications, travel and contracted expenses in Ukraine related to the increase in sales support personnel hired to service and grow our customer base. We believe a portion of the increase in sales and marketing expenses to be an investment in building recurring revenue both from existing and new customers that will have a greater effect on the future years’ revenues than the current year.

Sales and Marketing (Nine month period ended December 31, 2006)

Sales and marketing expenses increased by 22% to $3.6 million from $3.0 million for the nine months ended December 2005. Salaries, wages and benefits, including stock option benefits, up $562,000 or 31%, accounted for most of the increase. In the past twelve months sales and marketing staff has increased by 50%.  This substantial increase was required to service the Web hosting business of a former customer we acquired in January 2006, as well as to staff our new Website Experts group that was formed to focus on the burgeoning website design market. Trade show expenses declined by $97,000 or 24% and advertising was reduced by $89,000 or 52%as we redeployed funds towards our direct sales efforts.  The $261,000 or 47% increase in allocated expenses, including rent, office, telecommunications, travel and contracted expenses in Ukraine related to the increase in sales support personnel hired to service and grow our customer base.

Research and Development

	Three months ended		Nine months ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005

Research and development	$773,901	$524,439	$2,268,885	$1,511,700

Percent of revenues	13.8%	11.7%	13.7%	11.7%

Increase over comparable prior year period	$249,462		$757,185

Increase over comparable prior year period - percent	47.6%		50.1%

Research and Development (Three Month Period Ended December 31, 2006)

Research and development expenses increase by 48% to $774,000 from $524,000 in the three months ended December 31, 2005.  Salaries, wages and benefits including stock option benefits increased by $214,000 or 59% compared to the prior year’s comparable quarter.  Personnel count increased by 40% year over year as we continued to invest in enhancing our product offerings and expanding our business.  Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $35,000 or 22% due to the increase in personnel.

Research and Development (Nine month Period Ended December 31, 2006)

Research and development expenses increase by 50% to $2.3 million from $1.5 million in the nine months ended December 31, 2005.  Salaries, wages and benefits including stock option benefits increased by $680,000 or 65% compared to the prior year’s comparable period.  Period end personnel count increased by 40% year over year as we continued to invest in enhancing our product offerings and expanding our business.  Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $78,000 or 16% due to the increase in personnel offset by reduced hardware spending.

Project Management

	Three months ended		Nine months ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005

Project management	$407,936	$347,678	$1,247,733	$989,982

Percent of revenues	7.3%	7.8%	7.5%	7.7%

Increase over comparable prior year period	$60,258		$257,751

Increase over comparable prior year period - percent	17.3%		26.0%

Project Management (Three Month Period Ended December 31, 2006)

Project management expenses increased by 17% to $408,000 from $348,000 in the three months ended December 31, 2005.  Salaries, wages and benefits including stock option benefits increased by $7,000 or 3% compared to the prior year’s comparable quarter.  Personnel count increased 5% year over year.   Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $53,000 or 48% due to the increase in end-users migrated to our system.

Project Management (Nine month Period Ended December 31, 2006)

Project management expenses increased by 26% to $1.2 million from $1.0 million in the nine months ended December 31, 2005.  Salaries, wages and benefits including stock option benefits increased by $99,000 or 15%

compared to the prior year’s comparable period.  Personnel count increased 5% year over year.   Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $159,000 or 49% due to the increase in end-users migrated to our system.

Technical Support

	Three months ended		Nine months ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005

Technical support	$781,916	$548,066	$2,255,123	$1,578,308

Percent of revenues	13.9%	12.2%	13.6%	12.3%

Increase over comparable prior year period	$233,850		$676,815

Increase over comparable prior year period - percent	42.7%		42.9%

Technical Support (Three Month Period Ended December 31, 2006)

Technical support expenses increased by 43% to $782,000 from $548,000 in the three months ended December 31, 2005.  Salaries, wages and benefits including stock option benefits increased by $157,000 or 35% compared to the prior year’s comparable quarter.  Personnel count increased by 15 or 24% year over year to support the increase in our end-users.   Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $77,000 or 79% due to the increase in end-users migrated to our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

Technical Support (Nine month Period Ended December 31, 2006)

Technical support expenses increased by 43% to $2.3 million from $1.6 million in the nine months ended December 31, 2005.  Salaries, wages and benefits including stock option benefits increased by $466,000 or 36% compared to the prior year’s comparable period.  Period end personnel count increased by 15 or 24% year over year to support the increase in our end-users.   Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $211,000 or 73% due to the increase in end-users and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

General and Administrative

	Three months ended		Nine months ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005

General and administrative	$541,285	$356,331	$1,363,966	$1,042,367

Percent of revenues	9.6%	7.9%	8.2%	8.1%

Increase over comparable prior year period	$184,954		$321,599

Increase over comparable prior year period - percent	51.9%		30.9%

General and Administrative (Three Month Period Ended December 31, 2006)

General and administrative expenses increased by 52% to $541,000 from $356,000 in the three months ended December 31, 2005.  Salaries, wages and benefits including stock option benefits increased by $101,000 or 43% compared to the prior year’s comparable quarter.  The number of personnel increased by 2 or 15% year over year.   We experienced a $76,000 increase in professional fees expense related to our new status as a public company, combined with a $9,000 increase in the provision for doubtful accounts.  In the three months ended December 31,

2006, we experienced a positive currency expense swing of approximately $6,000 compared to the three months ended December 31, 2005.  Allocated expenses including rent, office, telecommunications and travel increased by $3,000 or 6% due to ongoing business growth. We do anticipate increases in professional fees including regulatory compliance related expense, higher insurance expenses and increased directors’ fees when we become a public company.

General and Administrative (Nine month Period Ended December 31, 2006)

General and administrative expenses increased by 31% to $1.4 million from $1.0 million in the nine months ended December 31, 2005.  Salaries, wages and benefits including stock option benefits increased by $169,000 or 23% compared to the prior year’s comparable period.  The number of end personnel increased by 2 or 15% year over year.   Higher professional fees expense in the nine months ended December 31, 2006 compared to the same period of fiscal 2006 combined with an increase in the provision for doubtful accounts receivable resulted in a net year over year increase of $92,000.  In the nine months ended December 31, 2006, we experienced a negative currency expense swing of approximately $35,000 compared to the nine months ended December 31, 2005.  Allocated expenses including rent, office, telecommunications and travel increased by $25,000 or 21% due to ongoing business growth.

Amortization

	Three months ended		Nine months ended
	December 31	December 31	December 31	December 31
	2006	2005	2006	2005

Amortization	$688,529	$405,382	$1,881,517	$1,199,269

Percent of revenue	12.3%	9.0%	11.3%	9.3%

Increase over comparable prior year period	$283,147		$682,248

Increase over comparable prior year period - percent	69.8%		56.9%

Amortization Expense (Three Month Period Ended December 31, 2006)

Amortization expense increased by approximately 70% to $688,000 from $405,000 in the three months ended December 31, 2005.  This $283,000 increase in amortization expense is largely due to a $153,000 or 36% increase in amortization expense related to our investment in server storage capacity to service the increase in end-users of our services. In addition, our  investment in customer lists, templates and patents increased this quarter’s amortization expenses related to these assets by $90,000, $7,000 and $33,000 respectively.

Amortization Expense (Nine month Period Ended December 31, 2006)

Amortization expense increased by approximately 57% to $1.9 million from $1.2 million in the nine months ended December 31, 2005   This $682,000 increase in amortization expense is largely due to a $337,000 or 32% increase in amortization expense related to our investment in server storage capacity by to service the increase in end-users of our services. In addition, our investment in customer lists, templates and patents increased year to date amortization expenses related to these assets by $270,000, $20,000 and $55,000 respectively.

Interest Income (Three Month Period Ended December 31, 2006)

Interest income increased to $180,000 from $9,000 in the three months ended December 31, 2005 as our short—term investments increased by approximately $22.0 million during the quarter. This increase was a result of our placing the proceeds from our initial public offering, completed on November 10th and the related exercise of the underwriters’ 15% over-allotment option on December 7th, in an investment grade money market fund yielding approximately 5%.

Interest Income (Nine month Period Ended December 31, 2006)

         Interest income increased to $220,000 from $18,000 in the nine months ended December 31, 2005 due in small part to the increase in short-term bank deposits during the first six months of this year as a result of cash flow from operations and the higher short-term interest rates this year. Most of the increase relates to our short—term investments increasing by approximately $22.0 million during the third quarter. This increase was a result of our placing the proceeds from our initial public offering, completed on November 10th and the related exercise of the underwriters’ 15% over-allotment option on December 7th, in an investment grade money market fund yielding approximately 5%.  .

Interest Expense (Three Month Period Ended December 31, 2006)

Interest expense was $4,000 in the three months ended December 31, 2006.  We did not incur interest expense in the comparable period last year.

Interest Expense (Nine month Period Ended December 31, 2006)

Interest expense of $13,000 in the nine months ended December 31, 2006 increased by $8,000 over the nine months ended December 31, 2005 due to imputed interest on the long term debt related to the purchase of web hosting assets from a customer in January 2006.  Interest expense in the nine month period ended December 31, 2005 related to the self-declaration of sales tax on out-of-state purchases of capital assets.

Income Tax Expense (Three Month Period Ended December 31, 2006)

Income tax expense of $257,000 in the three months ended December 31, 2006 decreased by $28,000 from the three months ended December 31, 2005 due to a decline in taxable income.  The effective tax rate of 40.8% of pre-tax income is higher than the 35.6% in the three months ended December 31, 2005 due to a higher percentage of non-deductible items in the current period.

Income Tax Expense (Nine month Period Ended December 31, 2006)

Income tax expense of $816,000 in the nine months ended December 31, 2006 increased by $41,000 over the nine months ended December 31, 2005 despite a decline in taxable income.  The effective tax rate of 38.7% of pre-tax income is higher than the 35.4% in the three months ended December 31, 2005 due to the recognition of a  higher percentage of non-deductible permanent differences in the year to date period.

Liquidity and Capital Resources

Cash and cash equivalents are currently our primary source of liquidity. We expect cash flow from operations will continue to be an ongoing source of liquidity. As of December 31, 2006, we had $25.7 million in cash and cash equivalents and $25.7 million in working capital, as compared to $3.0 million in cash and cash equivalents and $2.7 million in working capital as of March 31, 2006. Our cash position increased significantly in the current quarter as we raised $22.0 million, after fees and expenses from our initial public offering of 4,200,000 a common shares on November 10th and subsequent issue on December 7th of a further 630,000 common shares pursuant to the underwriter’s 15% over-allotment option.  In addition, we raised $192,000 on the exercise of 60,000 warrants in December 2006.

Operating activities provided $2.8 million of net cash year to date, a decrease of $0.4 million from $3.2 million of operational cash flow in the nine months ended December 31, 2005. The $.0.4 million decrease was primarily a result of a $0.3 million decrease in items not involving cash from $1.6 million to $1.9 million as $0.7 million higher amortization and a $0.1 million increase stock-based compensation was more than offset by a $1.1 million year to date variance in deferred income taxes. A $0.1 million decline in year to date net income accounted for the remaining decline in cash flow from operating activities as operating working capital requirements increased by $0.1 million year to date in both years. As profitability and amortization are both expected to increase in fiscal 2008 and the influence of non-cash taxes are expected to moderate, we anticipate stronger cash flow from operations next year.

Cash flows from financing activities totaled $22.0 million as the $22.1 million of net proceeds from the issuance of 4,990,537 common shares was offset by the repayment of $0.1 million of long-term liabilities. In the nine months ended December 31, 2005 financing activities was neither a source nor use of cash.

Net cash used in investment activities year to date totaled $2.1 million compared to $1.5 million in the nine months ended December 31, 2005. Year to date we purchased $1.3 million of property and equipment and invested $0.8 million on the licensing of software and the purchase of web design templates.  In the nine months ended December 31, 2005, we purchased  $1.3 million of property and equipment and invested $0.2 million in web design templates. The level of capital investment in our business is anticipated to increase in fiscal 2008 as we substantially expand our U.K. presence and continue to grow in North America.

Targeted expenditures will include, but may not be limited to, the following activities:

•                  Selling and marketing costs to prospective customers as we continue to build our key metric of end-users;

•                  Investment in our domestic infrastructure to support our growth in North America;

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

We believe, based on our cash and cash equivalents at December 31, 2006 and our projected cash flow from operations, we have sufficient resources to finance our business, including sales and marketing expenses, research and development expenses and capital expenditures in the short and long term without raising further funds in the capital markets. With the additional cash received from our initial public offering, we have the liquidity to make additional investments in our application delivery platform, expand our portfolio of web services, expand further into the UK marketplace and make strategic investments in complementary businesses, services, products and technologies.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The operating results and cash flows that we generate through our revenue activities are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the relationship of the Canadian dollar to the U.S. dollar and to a much lesser extent U.K. pounds.  We have not entered into any hedging contracts but we review our currency exposure periodically to ensure that our revenues in non-U.S. currencies are reasonably matched by expenses in those currencies.  During the nine months ended December 31, 2006, non-U.S. dollar denominated revenues totaled  approximately $7.2 million in Canada dollars and $0.2 million in U.K. pounds. Based on this current level of revenues an annualized 1% fluctuation in the Canadian dollar exchange rate would increase or decrease revenues by approximately $0.1 million.

Interest Rate Sensitivity

We had investments in short term bank deposits and money market funds amounting to $23.9 million at December 31, 2006. We currently do not have any interest bearing debt obligations. Due to the short term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our short term investments as a result of changes in interest rates.  However, we estimate, based on the level of short term interest bearing investments at December 31, 2006, that on an annualized basis a 1% fluctuation in short term interest rates would raise or lower our net income by approximately $0.01per share.

Item 4     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

No change in the Company’s internal control over financial reporting has occurred during the Company’s fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of the conduct of our operations.  Presently, we are not involved in any material litigation.

Item 1A.  Risk Factors

In addition to other information disclosed in this Quarterly Report you should also carefully consider the risk factors:

Risks Related to Our Business

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended September 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Quarterly Report on Form 10-Q for the period ended September 30, 2006 other than the addition of the Risk Factor below entitled “The release of locked up common shares and exercise of stock options in May 2007 could cause our share price to decline.”

The release of locked up common shares and exercise of stock options in May 2007 could cause our share price to decline.

Approximately 56.3% or 6,220,531 of our outstanding common shares are currently held by stockholders subject to a lock up agreement with our Underwriters which expires in May 2007.  Moreover, employees hold 752,207 stock options that may be exercised into our common shares at a strike price substantially below our current market price. The employees holding the stock options are also subject to the lock up agreement’s prohibition to sell any common shares prior to May 2007.  The number of shares of common stock subject to the lock up agreement is much greater than the average weekly trading volume for our shares. If the stockholders and employees currently subject to the lock up agreement sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding employee stock options, in the public market or if our stockholders and employees are perceived by the market as intending to sell substantial amounts of our common stock, the market price of our common stock could fall.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2006, our registration statement on Form S-1 (Registration No. 333-135533), registering 4,200,000 shares of our common stock, $0.0001 par value, for sale by us was declared effective by the Securities and Exchange Commission and we commenced our initial public offering on that date. In Canada, RBC Dominion Securities Inc., TD Securities Inc., GMP Securities L.P. and Haywood Securities Inc. acted as the managing underwriters for the offering. In the United States, RBC Capital Markets Corporation, TD Securities (USA) LLC, Griffith McBurney Corp. and Haywood Securities (USA) Inc. acted as the managing underwriters for the offering. On November 10, 2006, we completed the offering at $5.30 (CDN $6.00) per share. The aggregate purchase price, before expenses, to us was $ 22.3 million (CDN$ 25.2 million) and we incurred $3.4 million in expenses, resulting in net proceeds from the initial offering of $18.9 million. On December 7, 2006, the underwriters exercised their over-allotment option and purchased an additional 630,000 shares of our common stock for $5.22 (CDN $6.00). The aggregate purchase price, before fees, to us was $3.3 million (CDN $3.8 million). We paid the underwriters $0.2 million, resulting in net proceeds of $3.1 million (CDN $3.5 million).  The net proceeds have been invested in investment grade commercial paper.During the quarter ended December 31, 2006, we used approximately $234,000 of net proceeds from the IPO for the purchase of property and equipment and intellectual property.  Neither our directors, officers , affiliates, nor persons owning 10% or more of any class of our securities received direct or indirect payments in connection with our payment of the offering-related expenses.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of Hostopia.com Inc.
3.2(3)	Amended and Restated Bylaws of Hostopia.com Inc.
4.1(1)	Shareholder Agreement dated as of December 27, 2001
4.2(1)	Registration Rights Agreement dated as of December 27, 2001
4.3(1)	Warrant dated July 1, 2003 exercisable for 60,000 shares of common stock
4.4(4)	Specimen Stock Certificate
10.1(1)	Hostopia.com Inc. 2000 Stock Option Plan and forms of related agreements
10.2(3)	Hostopia.com Inc. 2006 Stock Option Plan and forms of related agreements
10.3(1)	Employment Agreement with William Campbell, dated June 1, 2006
10.4(1)	Employment Agreement with Colin Campbell, dated June 1, 2006
10.5(1)	Employment Agreement with Michael Mugan, dated April 1, 2006
10.6(1)	Employment Agreement with Paul Engels, dated April 1, 2006
10.7(1)	Employment Agreement with Dirk Bhagat, dated June 1, 2006
10.8(1)	Management Services Agreement with John Nemanic, dated June 1, 2006
10.9(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.10(1)	Asset Purchase Agreement between the registrant and FortuneCity.com Inc., dated as of January 31, 2006
10.11(1)	Services Agreement between the registrant and Geeksforless Inc., dated as of July 1, 2005
10.12(1)	Template Purchase Agreement between the registrant and Geeksforless Inc., dated as of February 1, 2005
10.13(1)	Image Library Agreement between the registrant and Geeksforless Inc., dated as of January 2, 2005
10.14(1)	Lease between Badenhurst-Airway Centre Ltd. and the registrant dated September 30, 2002, as amended
10.15(1)	Revolving Line of Credit Facility
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)

(1) Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-135533), filed on June 30, 2006

(2) Incorporated by reference to the Registrant’s Form S-1/A (SEC File No. 333-135533), filed on July 3, 2006

(3) Incorporated by reference to the Registrant’s Form S-1/A (SEC File No. 333-135533), filed on August 11, 2006

(4) Incorporated by reference to the Registrant’s Form S-1/A (SEC File No. 333-135533), filed on October 5, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSTOPIA.COM INC.
(Registrant)

February 13, 2007	/s/ COLIN CAMPBELL
Date	Colin Campbell
Chief Executive Officer

February 13, 2007	/s/ MICHAEL J. MUGAN
Date	Michael J. Mugan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of Hostopia.com Inc.
3.2(3)	Amended and Restated Bylaws of Hostopia.com Inc.
4.1(1)	Shareholder Agreement dated as of December 27, 2001
4.2(1)	Registration Rights Agreement dated as of December 27, 2001
4.3(1)	Warrant dated July 1, 2003 exercisable for 60,000 shares of common stock
4.4(4)	Specimen Stock Certificate
10.1(1)	Hostopia.com Inc. 2000 Stock Option Plan and forms of related agreements
10.2(3)	Hostopia.com Inc. 2006 Stock Option Plan and forms of related agreements
10.3(1)	Employment Agreement with William Campbell, dated June 1, 2006
10.4(1)	Employment Agreement with Colin Campbell, dated June 1, 2006
10.5(1)	Employment Agreement with Michael Mugan, dated April 1, 2006
10.6(1)	Employment Agreement with Paul Engels, dated April 1, 2006
10.7(1)	Employment Agreement with Dirk Bhagat, dated June 1, 2006
10.8(1)	Management Services Agreement with John Nemanic, dated June 1, 2006
10.9(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.10(1)	Asset Purchase Agreement between the registrant and FortuneCity.com Inc., dated as of January 31, 2006
10.11(1)	Services Agreement between the registrant and Geeksforless Inc., dated as of July 1, 2005
10.12(1)	Template Purchase Agreement between the registrant and Geeksforless Inc., dated as of February 1, 2005
10.13(1)	Image Library Agreement between the registrant and Geeksforless Inc., dated as of January 2, 2005
10.14(1)	Lease between Badenhurst-Airway Centre Ltd. and the registrant dated September 30, 2002, as amended
10.15(1)	Revolving Line of Credit Facility
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)

(1) Incorporated by reference to the Registrant’s Form S-1 (SEC File No. 333-135533), filed on June 30, 2006

(2) Incorporated by reference to the Registrant’s Form S-1/A (SEC File No. 333-135533), filed on July 3, 2006

(3) Incorporated by reference to the Registrant’s Form S-1/A (SEC File No. 333-135533), filed on August 11, 2006

(4) Incorporated by reference to the Registrant’s Form S-1/A (SEC File No. 333-135533), filed on October 5, 2006