Form 10-K
period 2007-03-31
Hostopia.com Inc.
filed 2007-06-28
CIK 1365295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

Commission File Number 333-135533

Hostopia.com Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-1036866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East Broward Blvd., Suite 1650 Fort Lauderdale, FL (Address of principal executive offices)	33301 (Zip Code)

Registrant’s telephone number, including area code: (954) 463-3080

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was NIL.

As of May 31, 2007, the registrant had 11,533,851 shares of common stock outstanding.

HOSTOPIA.COM INC.

FORM 10-K – ANNUAL REPORT

For the Fiscal Year Ended March 31, 2007

ITEM 6.	SELECTED FINANCIAL DATA.	27
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	28
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	39
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	40
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	62
ITEM 9A.	CONTROLS AND PROCEDURES.	62
ITEM 9B.	OTHER INFORMATION.	63
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	64
ITEM 11.	EXECUTIVE COMPENSATION	67
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	72
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	74
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	75
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	76

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. This report contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to our management. You can identify these forward-looking statements by the use of words or phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation, those identified below and other risks described under the heading “Item 1A. Risk Factors” included elsewhere in the Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available.

Trademarks

Hostopia®, WebsiteOS®, WebhostOS®, EasyMail® and EasySiteWizard® are our registered trademarks in the United States of America and Hostopia® and EasySiteWizard® are registered trademarks in Canada.

Item 1.	Business

Overview

Hostopia.com Inc is a leading provider of Web services that enable small and medium sized businesses to establish and maintain an Internet presence. Our customers are communication services providers, including telecommunication carriers, cable companies, Internet service providers, domain registrars and web hosting service providers. Our customers purchase our Web services on a wholesale basis and resell these services under their own brands to small and medium sized businesses. We provide our customers with the technology, infrastructure and support services to enable them to offer Web services, while saving them research and development and capital and operating costs typically associated with the design, development and delivery of Web services. We refer to small and medium sized businesses which use our Web services as “end-users” or “end-user businesses”. We believe we are a leading provider of such Web services based on the number and size of our customers, the number of end-user websites that we support, the quality of our Web services, and our reputation.

Our Customers

Our customers include Bell Canada Inc., COLT Telecommunications, Covad Communications Company, Register.com, Inc., Rogers Cable Communications Inc., TELUS Communications Company, Idearc Inc. (which acquired Verizon Directories Corp.) and British Telecommunications PLC. In addition to our customers, we offer Web services to end-users through small web hosting resellers and directly to end-users.

Our Services

We deliver our Web services via the Internet. Our Web services include:

•	Website creation and maintenance applications;
•	Managed e-mail with virus and spam protection;
•	E-commerce application services;
•	Customer communications and Website promotion applications; and
•	Website hosting and data transfer.

Our Strengths

Our competitive strengths include the following factors:

•	The quality of our comprehensive suite of Web services that is designed to meet the specific needs of small and medium sized businesses;
•	Our marketing, support, systems and integration services that help our customers sell and deliver our Web services effectively and dependably to their end-users;
•	The reliability and scalability of our application delivery platform; and
•	The leverage in our distribution model for our Web services, reaching large numbers of end-user businesses through the established brand names and market position of our customers.

Our Strategy

We expect to maintain and enhance our market position as a leading private label, wholesale provider of Web services to the communication services provider market. Key elements of our strategy include the following:

•

Acquire new customers — Target the largest communications services providers (in terms of revenues, employees and end-users serviced) in the categories of telecommunications, cable broadband, Internet service providers, hosting service providers, and domain name registrars, to significantly increase our growth.

•

Further penetrate our customers’ existing end-user base — Leverage the brand-name strength of our customers in order to increase the penetration rate for our Web services with their existing end-user base. Based on our research, including information received from our customers, we believe our customers have a collective end-user base of approximately of 5,000,000 of which approximately 233,000 use our services.

•

Grow average revenue per end-user — Increase average revenue per end-user by introducing new Web services that we expect will command higher prices, both as stand alone Web services and as part of a bundled offering involving several Web services.

•

Pursue appropriate business acquisitions to accelerate growth — Pursue selective acquisitions of, or investments in, complementary services, technologies and businesses that we believe can accelerate the growth in our customer base, the number of our customers’ end-users, our suite of services, and/or our revenues.

Development of our business

We have increased our revenues by increasing the size and quality of our customer base. Between March 31, 2002 and March 31, 2007, our end-user base grew from 31,700 end-users to over 260,000 end-users. Approximately 50,000 end-users were added in fiscal 2007. Of the total end-users, approximately 27,000 are served through our small web hosting resellers and direct end-user operations. Between March 31, 2002 and March 31, 2007, our revenues grew from approximately $3.2 million to approximately $22.5 million, a five year compound annual growth rate of 48%.

Other recent developments in our business include expanding our Web services. During the five fiscal years ended March 31, 2007, we expanded our Web services by launching a sub-domain e-mail service for residential and very small business end-users; enhancing EasySiteWizard™, our website building tool; acquiring website templates which are used by end-users to create websites quickly; developing a website creation services business (Website Experts) and introducing our search engine optimization (SEO) software. We believe that these applications have improved or enhanced our Web services.

In 2003, we began to purchase services from GeeksforLess (GFL), a related party, with operations located in Nikolayev, Ukraine, for the purpose of expanding our development and support capabilities at a lower cost than is typical in North America.

Industry Overview

The Internet is a global medium for information, communication and commerce and an integral part of everyday life for hundreds of millions of people worldwide. Increasing usage of the Internet is being driven by the ever-increasing variety of content, commerce and applications available online. Many individuals now use the Internet as a primary means to access news and information, communicate and socialize, and purchase goods and services.

The global reach, interactive nature and transactional efficiency of the Internet enables businesses to capitalize on new revenue opportunities by building websites that support e-commerce and other commercial activities. While most large corporations are already operating online, many smaller businesses, including income-generating home-based businesses, have yet to establish an Internet presence or fully exploit the capabilities of their existing Internet presence. In 2005, International Data Corporation (IDC), a provider of information technology research and advice, estimated that there were approximately 8.1 million businesses in the United States with fewer than 100 employees, of which nearly 60% had a website. IDC also estimated that there were 14.7 million income-generating home-based businesses and of these businesses that had Internet access, fewer than 30% had a website. In order to take advantage of new business growth opportunities presented by greater Internet presence and e-commerce, small and medium-sized businesses must create and maintain an Internet presence or enhance the capabilities of their existing Internet presence.

A business seeking to establish an Internet presence may use a variety of Web services such as the following:

Website creation tools and services

More and more small and medium sized businesses want to establish websites and attract visitors to those websites on the Internet. These businesses increasingly look to third party providers for automated, easy-to-use Web services that require minimal technical expertise, yet still have the necessary range of features to enable them to establish a successful Internet presence. In our opinion, these Web services include: domain name registration; website creation tools; pre-built, customizable website templates; galleries of ready-to-use images; and pre-built website scripts and applications such as customer forms, surveys and appointment scheduling. Our experience has shown that businesses also require website building services that deliver fully built websites that include applications and ready-to-use Web services.

Online communications

Online communications and e-mail in particular, have become an essential means of business communication. Moreover, domain based e-mail addresses that serve as personalized or branded professional identifiers have become increasingly important for businesses. Additionally, service providers are increasingly offering more sophisticated online communication features such as live online chat, blog (Web log) tools, collaboration, fax through e-mail and e-mail marketing services.

E-commerce services

Increasing use of the Internet as a convenient resource for researching and purchasing goods and services is driving rapid growth in e-commerce volume. IDC expects that global e-commerce, which includes all electronic business transactions, will grow from $3.8 trillion in 2005 to $8.5 trillion in 2009, a compound annual growth rate of 22%. To be successful with an e-commerce enabled Internet presence, businesses require highly reliable, scalable and secure website services such as search engine optimization, online shopping carts, payment processing and security tools.

On-Demand Applications

The wide availability of Internet broadband access and enhanced Web browser functionality has made it possible to deliver sophisticated software tools and services over the Internet as a service. This “Software as a Service” delivery model enables organizations to outsource the provision and administration of software to third party application service providers that design, host, maintain and update software remotely over the Internet. According to IDC, these outsourced applications offer several advantages to the small and medium sized business market, including cost-effectiveness, less internal expertise needed to install and maintain, quick deployment, absence of expensive upgrades and avoidance of outdated and unsupported software. IDC expects spending for software as a service in the Americas will grow from an estimated $3.4 billion in 2004 to an estimated $8.6 billion by 2009, representing a compound annual growth rate of 21%.

Website hosting

A website’s content is composed of data that must be hosted on a server that Internet users can access. Hosting refers to the housing, serving and maintenance of data for one or more websites on servers that are operated and maintained by the website owner or a third party hosting services provider. In addition to basic website storage and electronic access, many website hosting service providers offer their customers other benefits, including increased connectivity speed and bandwidth, redundancy, backup, security and technical support. According to IDC, the web hosting services market in the United States for small businesses with fewer than 100 employees is expected to grow from $2.7 billion in 2004 to $4.5 billion by 2008, a compound annual growth rate of 14%.

Key Industry Trends

We have identified a number of key industry trends affecting small and medium sized businesses and large providers of information technology services to these businesses, including the following:

An Internet presence is now a priority for small and medium-sized businesses

According to a 2005 IDC published survey, approximately 60% of businesses with 5 to 99 employees in the U.S. had a website and over 92% of such businesses stated they will either have a website or plan to establish a website in the future. IDC also determined that more than 70% of businesses with 5 to 99 employees consider a corporate website to be essential to their business.

In addition, we believe small and medium sized businesses increasingly value more sophisticated applications and services that help their websites generate marketing leads, drive increased customer Web traffic or enable telephone or e-commerce sales orders. We believe that the leading applications and services demanded by small and medium sized businesses are:

•	Website design, creation and enhancement, including pre-built business website templates;
•	E-commerce applications and services;
•	Email, communication and collaboration services;
•	Applications that help sites improve search engine rankings or increase visibility with online advertising and promotion services; and
•	Business relationship management tools such as online chat, blogging and HTML newsletter services.

Small and medium-sized businesses are turning to communication services providers for Internet solutions.

According to IDC, small businesses with websites increasingly prefer to outsource Web services to third party providers, and practice considerably higher levels of outsourcing than larger businesses. IDC predicts that by 2008 the use of third party web hosting services will extend to nearly 80% of small businesses with websites. We believe this trend is explained by a number of factors, including the lack of financial and human resources that small and medium sized businesses have to allocate to in-house technical expertise and support for Web services, as well as the reliability, quality and increased back-up or redundancy provided by outsourcing Web services.

We believe established communication services providers are well positioned to serve the small and medium sized business market due to their trusted brand name recognition and large existing customer bases. These communication services providers have the market reach, sales and marketing capabilities and customer bases to which they can market and sell Web services.

Communication services providers are seeking outsourced, private label solutions.

Communication services providers seek to offer reliable and scalable Web services which address the evolving needs of the small and medium sized business market and offer high marginal profit returns. We believe that these communication services providers find it difficult to meet the growing demand for more sophisticated hosted applications and technologies due to the lack of economies of scale required to justify the risk of capital investment and ongoing operating expenditures, as well as the lack of internal expertise focused on Web services technology. As a result, we believe that communication services providers will increasingly look to outsource their Web services to private label wholesale vendors who deliver high-quality, reliable, specialized services that meet and continually adapt to the evolving needs of the small and medium sized business market.

Strategy

We expect to maintain and enhance our market position as a leading private label wholesale provider of Web services to the communication services provider market. Key elements of our growth strategy include the following:

Acquire new customers

We identify prospective customers based on two sets of criteria. First, we target the largest service providers on the basis of size of revenues, number of employees and the number of end-user businesses they serve. Second, we segment service providers into five service categories: telecommunications; cable broadband; Internet service providers; hosting service providers; and domain name registrars. Our prime target customers are the largest companies in each of these service provider categories who have well-recognized retail brands and significant end-user bases. We estimate there are 1,000 of these communication services providers globally. We currently sell our services to over 50 of these communication services providers. Our continuing focus is to market and sell our services to the remaining largest communication services providers.

Further penetrate our customers’ existing end-user base.

Our customers resell our Web services to approximately 233,000 out of an estimated 5,000,000 small and medium sized businesses that they currently serve. Our estimated penetration rate is, therefore, approximately 4.7%.

We intend to leverage the brand strength of our customers in order to increase the penetration rate for our Web services with their existing end-users. We expect to continue to provide sales and marketing assistance programs to our existing customers to help them attract additional end-user businesses. These programs include marketing consulting, sales force training, and creation and delivery of marketing materials. We believe that our current strategies for growth through our existing customers are effective because the rates of increase of our customers’ aggregate end-user subscriber numbers and revenues are higher than industry averages.

Grow average revenue per end-user.

We intend to increase average revenue per end-user by introducing new Web services that we expect will command higher prices. We will offer these new Web services separately and/or bundled with other Web services. We plan to charge an additional fee for these Web services if purchased separately.

In fiscal 2007, we introduced new Web services including search engine optimization and website design services. In fiscal 2008 we plan to introduce other new Web services including collaborative e-mail and several client server applications using SyncML to wirelessly transmit data between desktops, the Internet and wireless devices. We believe that each of these Web services can generate higher average revenues per end-user both for us and for our customers. In addition, we believe that the following Web services that we are considering for future introduction have the potential to generate further demand in our existing end-user base: enhanced blogging software, an HTML newsletter marketing application, fax to e-mail service and pre-built websites for specialized vertical businesses, such as real estate. We intend to launch aggressively the Web services that we believe will enjoy the highest demand rates and unit sales and command the highest per unit monthly revenues.

Pursue appropriate business acquisitions to accelerate growth.

We believe we can accelerate our growth through the selective acquisition of, or investment in, complementary services, technologies and businesses. We intend to pursue strategic acquisition opportunities that we believe can accelerate our growth by increases in one or more of the following measures: our customer base, the number of our end-users, our suite of services, and our revenues.

Services

We enter into wholesale distribution agreements with our customers to provide them with a suite of user-friendly Web services for resale to small and medium sized businesses, to assist these businesses in establishing a custom, professional Internet presence. In addition, we provide our customers with a suite of services to assist them with sales and support of these Web services to end-user businesses. The delivery model of our services is as follows:

Services for our customers

We offer our customers a range of services and business management systems and tools. These include end-user website migration services, billing and end-user set-up services, sales and marketing support services, domain name registration and technical support services. These services enable our customers to sell and support our suite of Web services to their end-user businesses. Our business management systems and tools include the following:

Service	Description	Benefit
WebhostOS®

WebhostOS® is our proprietary browser-based services management software that appears as an online control panel, and allows our customers to manage and deliver our Web services to end-user businesses under their own brand names.

Features include: access to end-user accounts and information, ability to create, edit and remove end-user service features, analytics, set up and process custom e-mail messages to end-users, as well as perform a number of other business administration functions.

User friendly management of business systems from a single browser based management system.
Ordering & Billing Suite

This application enables customers to sell, deliver and collect payment for Web services that they sell to end-users. Application functions include an online ordering application, end-user transaction management, secure credit card payment (collection) and invoicing modules and other features that enable customers to manage their end-user transactions.

Allows a customer to set-up and launch an e-commerce website to sell our Web services.
Domain Registration

Online domain registration with hosting package selection set-up. We deliver this generic domain registration service for our customers utilizing our wholly owned subsidiary Internet Names for Business Inc.

Allows a customer to set up and launch a domain name registration website under its own brand name.
Provisioning Application Programming Interface	A network-based system which connects customers’ systems to our application delivery platform to provision Web services.	Automation and integration with existing customer systems.

Our professional services enable our customers to set up and manage a Web services business, and include the following:

Service	Description	Benefit
Sales and Marketing	These services are customized sales and marketing support programs we developed for our customers based on our extensive industry experience.	Our sales and marketing services facilitate our customers’ business growth by recommending and helping implement sales and marketing programs.
End-user Migration	We move customers’ existing hosted end-users from another hosting platform to our applications delivery platform.	Our customers can economically and reliably move large numbers of end-users to our platform.
Billing Integration

Our specialized billing, end-user set-up and management services help our customers replace or integrate their own in-house systems with our system to allow them to set-up and bill end-user Web service plans at minimal cost.

Our customers are often unable to enter the web hosting services business because their in-house billing systems lack the capability to bill end-users for the services. Our services enable them to launch and manage their business.

Customer Care	Our end-user customer care support services are provided via telephone, e-mail and online chat. Our customer care support services are available to our customers’ technical teams and their end-users.

Eliminates the need for our customers to build and manage a 24/7/365 technical support team while at the same time providing industry expert technical support for end-users.

Provides additional industry expertise to resolve complex end-user issues with 24/7/365 availability.

Professional Services	Our professional services teams facilitate all aspects of implementing a new customer on our system and as well as servicing ongoing customer operational needs.	Helps ensure customer implementation and operational needs are delivered professionally.

Services for our end-users

We provide a range of services to end-users. The cornerstone of our package for small and medium sized businesses is WebsiteOS™, our proprietary browser based interface through which end-users access and control their Web services. WebsiteOS™ allows access to all the applications required by end-users to create, manage and market their Internet presence. This unified application delivery platform also allows individual end-users to set their language preferences from among English, French, Spanish, German, Italian and Portuguese.

In addition, we have developed several proprietary applications which we believe differentiate our Web services from those of other providers. The following table sets out a list of these proprietary applications, a description of their features and the benefits they deliver to small and medium sized businesses. We have developed all of these applications through our investment in research and development.

Application	Description	Benefit
EasySiteWizard®	Template and wizard driven website creation tool which allows end-users to design and publish a Website with no HTML programming knowledge.	End-users can create websites easily by choosing a template, adding their content, logos and images.
EasyStoreMaker Pro™	Wizard driven application to enable end-users to set up an online store. Our shopping cart software integrates with many payment processing gateways.	End-users can easily create online stores, add product images and descriptions, set prices and accept credit card payments with multiple currencies, if desired.
EasyMail®

Our proprietary domain-based e-mail service allows end-users to create, edit and delete e-mail accounts. Features include password security, aliases, catch-alls, auto-responders, spam and virus protection. Includes high mail box storage limits with the features and functionality demanded by small and medium-sized businesses.

Intuitive design makes this an easy to use self-service application.
WebMail	This application provides end-users with access to e-mail from a Web browser.	End-users can access e-mail from anywhere using a Web browser.
Virtual Managed Server	A managed hosting, e-mail and applications service platform designed to enable Web developers or other small providers to set up and run a web hosting business.	Enables Web developers to quickly and inexpensively launch and operate web hosting services.
Advanced Template Manager	More than 3,200 professionally designed web templates for end-users. All templates are compatible with HTML graphics editors such as FrontPage®, Macromedia® and Dreamweaver®.	Website templates reduce or eliminate the development required to create the look and feel of a website for end-users, thereby reducing costs while maintaining quality.
EasyBlogBuilder™	Application to create and post blogs on an end-user’s website.	End-users can quickly create, then manage and maintain, a blog with no specialized expertise.
EasyLiveChat™	Application to set up an online chat as a customer service option for website visitors.	Facilitates communication and improved customer service.

Sales and Marketing

Sales

We employ a direct sales staff that targets the largest communication services providers within particular service categories (which are telecommunications, cable broadband, Internet service providers, hosting service providers and domain name registrars), on the basis of revenues, number of employees and number of end-users. We have established a method of systematically identifying, approaching and engaging target customers. Our sales representatives are assigned to specific geographic territories and address specific named accounts. As a result, we believe we are generally well informed of new opportunities.

Marketing

Our marketing strategy is to identify and directly target the largest communication services providers primarily in North America and Europe. In order to win new customer contracts, we promote our brand and Web services to prospective clients using print advertising in targeted trade publications, online media properties, our corporate website, participation in industry trade shows, outbound telesales lead generation and seasonal direct response campaigns.

To increase the revenues from our existing customers, we provide sales, marketing and support programs, including sales training, marketing assistance, and promotional programs, in an effort to drive adoption of Web services by more small and medium-size businesses. To increase the average revenue per customer, our marketing team structures new Web service launch programs with our customers to ensure that new, high-demand Web services and features are brought to market in a timely and effective manner. We thereby increase take-up rates of new Web services and increase average revenues per customer.

Customers

As of March 31, 2007, our customers included Bell Canada Inc., COLT Telecommunications, Covad Communications Company, Register.com, Inc., Rogers Cable Communications Inc., TELUS Communications Company, Idearc Inc. (which acquired Verizon Directories Corp.) and British Telecommunications PLC.

For the month ended March 31, 2007, the final month of our most recent fiscal period, we estimate that our largest 20 customers represented approximately 64% of our total monthly revenues and our top three customers represented approximately 29% of our total revenues. The only customer that accounts for more than 10% of our total revenues is Bell Canada (12%). We expect that we will further diversify our customer base and extend our market coverage as we sign new communication services providers throughout the United States, Canada and Western Europe. See “Risk Factors”.

Research and Development

Development of new applications

Since our inception, we have developed the majority of our Web services internally and through our offshore contractors, rather than licensing or acquiring technology from third parties. Our research and development efforts are focused on the design, development and deployment of a breadth of hosted application services that have the functionality to appeal to small and medium sized businesses and fit the “Software as a Service” delivery model. Our research and development expenditures for fiscal 2007, 2006 and 2005 were approximately $3.1 million, $2.1 million, and $2.2 million, respectively, representing 13.7%, 11.7% and 15.2% of revenues, respectively.

Planned Web services launches

We have launched search engine optimization and website design services and intend to complete the commercialization and launch of the following applications funded in part with the proceeds from our initial public offering in November 2006:

•	Collaborative features and capabilities for our e-mail services; and
•	HTML newsletter authoring and management application

Software as a Service delivery platform

Our application delivery platform is based upon proprietary software that enables us to increase the number of end-users of our Web services, economically and reliably. In our experience, we can scale the number of users on our systems while decreasing our costs of adding each new user due to the automation of our systems. This capability requires constant research and development investment in our application delivery platform to ensure:

•	Geographical dispersion;
•	Increased redundancy;
•	Increased scalability to support new subscribers;
•	Private label customization for customers;
•	Increased performance of new and existing Web services;
•	Increased systems automation in deployment of Web services; and
•	A highly secure systems infrastructure.

We intend to continue to invest in research and development to maintain what we believe is our technological advantage, the quality of our business applications and our application delivery platform.

Operations

Our operating teams are the Professional Services, Customer Care and Small Web Hosting Reseller and Direct to End-User Services Teams. These teams work together to deliver our services effectively to our customers and end-users. In addition, each of these operating teams is supported through outsourced services provided by GFL, a related party contractor.

Professional Services

Our Professional Services Team is responsible for assisting with the implementation of completed sales agreements, including, where requested, the development of customer sign-up servers, the migration of legacy hosting, e-mail and other Web services to our platform. Our Professional Services Team also works closely with our marketing department to provide ongoing sales and marketing initiatives with our customers.

Our Professional Services Team is comprised of the Project Management, Multimedia and Project Administration groups located in Mississauga, Ontario and Fort Lauderdale, Florida and is supported by GFL, a related party by means of common ownership. The Project Management Group is responsible for setting up and managing all customer projects, coordinating internal resources and acting as primary contact liaison with customers. The Multimedia Group supports implementation activities with Web development, WebsiteOS™ and Web-mail control panel branding, and other Web publishing services. Our Project Administration Group performs core project functions typically related to large end user service migrations and other projects.

Customer Care

Our Customer Care Team is located in Mississauga, Ontario, and is responsible for providing technical support services on behalf of our customers, by live phone support, e-mail support, or live chat support, all of which are available on a 24 hour, 365 day basis. All support calls are answered through the Mississauga Customer Care Team. Support for live chat and e-mail is provided through GFL.

The Customer Care Team uses state-of-the-art, call center phone systems technology which includes advanced queuing, resource loading, reporting and other professional call center functionalities. In addition, the Customer Care Team uses a problem ticketing system to record, track and ensure resolution of customer or end-user issues. This system is used by all of our call center agents and is available to our customers through a password protected extranet.

Small Web Hosting Reseller and Direct to End-User Hosting Operations

BlueGenesis our wholly owned subsidiary, sells Web services to small web hosting resellers and end-user businesses, focusing on small web hosting resellers. We also sell Web services to end-users referred to us by Fortunecity.com Inc. under the trade name “FortuneCityhosting.com” in accordance with a marketing and license agreement with them. At March 31, 2007 there were approximately 27,000 end-users served by BlueGenesis and under the name FortuneCityhosting.com.

Relationship with GFL

In November 2003, we began purchasing services from GFL, a related party by means of common ownership, for the purpose of expanding our development and support capabilities at a lower cost than is typical in North America. We believe this has yielded significant benefits to our business, including access to qualified technical personnel, cost savings, increased capacity, reduction in time-to-market, flexibility to respond to growth opportunities, and increased ability to deliver cost-effective custom services to customers. The strategy has contributed to our success as a low-cost, high-quality provider of private label Web services.

GFL employs contractors in Nikolayev, Ukraine. Our agreement with GFL relates to the provision of support services for our business, including software programming services, technical support and technical services, which stipulate a fixed contract price that is adjusted annually based upon the rate of inflation in Ukraine to a maximum of 10% per year. The services agreement is automatically renewed for 12 month periods unless terminated by either party. See “Intellectual Property” and “Certain Relationships and Related Transactions”.

Intellectual Property

Our success and ability to compete is dependent on our ability to develop and maintain the proprietary aspects of our technology without infringing upon the proprietary rights of others. Because technology is changing rapidly, we believe that the improvement of our existing services, development of new services and our reliance upon trade secrets and unpatented proprietary know-how will continue to be our principal source of intellectual property protection.

We currently rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We do not own any patents; however, we have filed patent applications with the United States Patent and Trademark Office and the Canadian Intellectual Property Office with respect to our Web services technology. We also intend to continue registering service marks and trademarks comprised of some of our product names, slogans and logos in the United States and Canada. We currently have five registered trademarks: (1) Hostopia, which is registered in Canada and the United States and has a duration of 15 years in Canada (expiring May 9, 2017), subject to renewal upon payment of a fee and five years in the United States (expiring September 14, 2009), subject to renewal upon filing of an affidavit of use, (2) WebsiteOS which is registered in the United States and has a duration of five years (expiring March 21, 2011), subject to renewal upon filing an affidavit of use, (3) WebhostOS, which is registered in the United States and has a duration of five years (expiring July 18, 2011), subject to renewal upon filing an affidavit of use, (4) EasySite Wizard, which is registered in Canada and the Untied States and has a duration of 15 years in Canada (expiring April 25, 2021), subject to renewal upon payment of a fee and five years in the United States (expiring January 23, 2012), subject to renewal upon filing of an affidavit of use, (5) EasyMail, which is registered in the United States (expiring January 23, 2012), subject to renewal upon filing of an affidavit of use. In addition, we currently require all of our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements and to assign to us in writing all inventions created on our behalf unless otherwise stipulated.

Some of our products and services include third-party software for which we have obtained license and/or sublicense rights. This software is used to help support the delivery of our Web services. We also use open source software.

We have an image license agreement with ArtToday, Inc., an unrelated third party, under which we access images that are used within end-user websites. The agreement provides that we, along with our customers and our customers’ end-users, have the non-exclusive right to use the images anywhere in the world, provided that the images remain on our hosting platform.

We currently have two important intellectual property agreements with GFL, a related party with whom we contracted to provide certain outsourced services, as discussed above. The first agreement is with respect to the creation of images intended for use in websites, which provides that we jointly own these images with GFL. Our ownership rights with respect to the images are not restricted by this agreement. While we create some of the images, a majority of the images were produced by GFL. The second agreement concerns support services for our business, including software programming services and website template designs. This agreement does not assign or transfer to GFL any ownership rights, or any other rights, in or to the software or services provided by GFL to us in accordance with this agreement. All right, title and interest in another agreement that we had previously entered into with GFL concerning templates jointly owned with GFL, was acquired by us on June 1, 2007 (see Note 15 to the financial statements).

On July 17, 2006, we were granted non-exclusive licenses to two patents held by Web.com Inc. (formerly Interland, Inc.) (U.S. Patent numbers 5680152 and 6789103) which broadly cover methods for website building and web hosting control panels. See “— Web.com Inc. License Agreement.”

Competition

The market for Web services is competitive and constantly evolving. We expect competition to increase from existing competitors and from new market entrants. We estimate that there are approximately 10 to 15 businesses in North America against whom we compete directly for the provision of private label Web services to communication services providers.

Our main competitors in the wholesale market come from four main categories:

•

Other private label providers of Web services such as Inquent Technologies Corp. We believe that our competitive strength against such companies lies in our comprehensive suite of services for both end users and our customers and our large base of sizable customers;

•

Large retail providers who have established wholesale operations such as Verio Inc. and Web.com, Inc. (formerly, Interland, Inc.). We find that these entities can have significant financial and technical resources as well as higher per end user revenues associated with retail rather than wholesale services. However, we believe we compete effectively with these providers based upon our specialization in the wholesale market and we believe our customers prefer to purchase from a wholesale provider rather than an entity with whom they compete in the retail market for end–users;

•

Hosting and automation software vendors such as Ensim Corporation, SWsoft, Inc. and Sphera Corporation. Competitively these entities are able to offer similar services to us at lower costs since they do not include the hardware or infrastructure required to operate a Web services business. This offering appeals to certain customers who have their own infrastructure. We believe we compete effectively against this model by offering a complete solution that includes the cost of all hardware and reduces the risks of integrating a software solution with a separately managed hardware platform; and

•

Diversified Internet companies such as Google Inc., Microsoft Corporation and Yahoo! Inc. that may offer Web services on a wholesale private label basis in the future. Potential competitors such as these have the advantage of very large resources and brand power enabling them to successfully market services on a global basis. We believe that our specialization in the wholesale market for Web services avoids direct competition with these entities and we also believe that our customers prefer to offer services under their own brand rather than the brand name of a large entity.

The in-house information technology departments of our large cable and telecommunication customers also constitute a form of competition. To win and keep their business we must convince the senior management of these potential and current customers that it is better for them to outsource and then leave their website business with us rather than develop, service and mange it internally.

Our main competitors in the retail Web services market include:

•

Domain name registrars who focus on domain name registration supplemented by web hosting services such as Network Solutions, LLC, Melbourne IT Ltd. and Dotster Inc. We believe that few of these entities actually directly compete for the end-users of our customers;

•

Web services and hosting companies that focus primarily on retail web hosting services and reseller web hosting services that compete against our wholesale services including 1&1 Internet, Inc., GoDaddy.com, Inc, Affinity Internet, Inc, Web.com, Inc. (formerly, Interland, Inc.) and Verio Inc. Many of these companies have a broad range of attractive Web services combined with sophisticated market knowledge. However, we believe that their ability to market their Web services effectively is less than that of the telecommunications providers through which we sell our Web services. We also believe that the cost of acquiring new end-users for these companies is higher than that of telecommunications providers who largely sell Web services to existing end-user customers. As a result, we believe that their costs are higher than ours;

•

Website design firms who build web sites and may offer web hosting services as part of their offering including Website Pros, Inc. and IPOWER, Inc. These companies enjoy an advantage with respect to their in-house website development services which tend to attract new end-user customers. However, we do not believe that these organizations possess the experience or physical infrastructure to host their own suite of applications in order to offer a comprehensive range of Web services;

•

Internet service providers who offer retail and reseller web hosting services including EarthLink, Inc. and United Online, Inc. The primary advantage we believe these companies have is their direct access to large numbers of existing end-users to whom they can sell Web services, although they often do not have the ability to market a suite of Web services. We believe that our specialization in wholesale Web services allows us to potentially sell our own services to this type of entity; and

•

Diversified Internet companies and search engine companies that offer or may potentially offer Web services similar to ours including Google Inc., Microsoft Corporation and Yahoo! Inc. These companies enjoy significant technical and financial resources and market experience as well as brand awareness that could enable them to compete in the market for Web services. In our experience however, these companies focus on their existing end-users and often require their end-users to purchase other services such as software licenses in order to receive Web services. We believe that our focus on branded, local service providers and the fact that we do not require the purchase of other products in order to activate our Web services represents an advantage.

Many of our competitors, and in particular Google Inc., Microsoft Corporation, Yahoo! Inc., Network Solutions and 1&1 Internet, Inc., have greater resources, better brand recognition and consumer awareness, and larger customer bases than we have. We believe the principal competitive factors in the private label wholesale market for Web services include:

•	The breadth, quality and ease of use of Web services for small and medium sized businesses;
•	A wholesale distribution model that allows communication services providers to sell Web services economically, under their own brands;
•	A comprehensive suite of professional and technical support services that help communication services providers set up and operate a Web services business;
•	Reliability and security of service offerings;
•	Price;
•	Established brand and reputation; and
•	Quality and responsiveness of customer support and Web services.

Company Information

Hostopia.com Inc., a Delaware corporation, was incorporated on December 10, 1999. Our principal U.S. executive offices are located at 110 East Broward Blvd., Suite 1650, Fort Lauderdale, Florida 33301. Our principal Canadian executive offices are located at 5915 Airport Road, Suite 1100, Mississauga, Ontario L4V 1T1. Our telephone number is (954) 463-3080 in the United States and (905) 673-7575 in Canada. Our website address is www.hostopia.com. Information contained on our website is not incorporated by reference into this Form 10-K, and you should not consider information on our website as part of this Form 10-K.

We currently have three wholly owned subsidiaries, BlueGenesis.com Corp., a Nova Scotia unlimited liability company, and Internet Names for Business Inc., an Ontario corporation and Nexthaus Corporation, a Delaware corporation. BlueGenesis sells Web services directly to small web hosting resellers and end-users. Internet Names for Business Inc. is the entity through which we provide generic domain and billing services to our customers. Nexthaus Corporation sells wireless communications services that synchronize data between computers and mobile devices, such as calendar and contact updates from a desktop to a smart phone.

On May 18, 2006, our stockholders approved a one-for-five reverse stock split, effective April 30, 2006. All references to our common stock and per share amounts give effect to the reverse stock split.

Acquisitions

On May 2, 2007, we acquired all of the software assets of Nexthaus, Inc., a US-based developer of software applications for mobile devices. The assets have since been acquired by a wholly-owned subsidiary of our company, called Nexthaus Corporation. The acquired software uses wireless communications to synchronize data between computers and mobile devices, such as calendar and contact updates from a desktop to a smart phone. The information on a user’s mobile phone is also automatically remotely stored, which means that information can easily be transferred to a new phone or recovered if lost. We paid $950,000 cash on closing. An additional $200,000 cash may be payable to the former owners of the assets if certain stipulated revenue targets are achieved by Nexthaus Corporation. In addition, 15% of certain designated revenue earned by Nexthaus Corporation will be payable to the former owners of the assets until May 2, 2010.

On June 1, 2007, we acquired all of the operating assets of TemplateRover.com, a division of Geeksforless Inc. (“GFL”). GFL is a related party to Hostopia. The acquired assets include all of the ownership rights to over 3,200 website templates that were jointly owned by Hostopia and GFL, 1,600 additional website templates, more than 30,000 digital images and a software distribution system. Hostopia paid CAD $247,000 cash for the acquired assets.

In January 2006, we acquired certain of the web hosting assets of Fortunecity.com Inc. for $1,132,000. The web hosting assets purchased from Fortunecity.com Inc. consisted of all right, title and interest in paid web hosting contracts and agreements between Fortunecity.com Inc. and each of its end users, as well as customer lists, e-mail addresses, addresses and phone numbers of end-users. The purchase price was adjusted in the amount of $243,468 to account for services that were paid by end users in advance to Fortunecity.com Inc. and for which we assumed the liability to provide services until the next expiry date of each end user.

Web.com Inc. License Agreement

In July 2006 we were contacted by Web.com Inc. (formerly Interland, Inc.) and entered into discussions relating to their patent portfolio and whether we were interested in licensing certain of their patents. As a result of these discussions, on July 17, 2006 we entered into a five year, non-exclusive license agreement with Web.com Inc. which granted us rights to two of Web.com Inc.’s patents (U.S. Patent numbers 5680152 and 6789103) which cover methods for website building and web hosting control panels. We entered into this patent license agreement to potentially enhance certain aspects of our software delivery platform and to mitigate litigation risk to our customers, and ourselves, with respect to Web.com Inc.’s patents and patents pending. Although the term of the license is five years, we and Web.com Inc. have also agreed to mutual covenants not to sue each other or each other’s customers for patent infringement during the life of all existing Web.com Inc. patents (which includes, but is not limited to the two patents we licensed), or the life of patents issued from existing Web.com Inc. patent applications. Pursuant to the terms of the license agreement we agreed to pay Web.com Inc. a one time royalty equal to 10% of our gross annual U.S. retail revenues for the twelve months ended June 30, 2006 multiplied by five. This one time royalty, which amounted to $650,000, was due and paid in full at signing. Hostopia is not required to make any additional payments under the terms of the license agreement. In addition, we granted a cross license to Web.com Inc. granting Web.com Inc. non-exclusive perpetual rights to 2,750 of our website templates and a license to certain additional intellectual property.

Employees

As of March 31, 2007 we employed a total of 200 employees, none of whom are members of a labor union. We consider our labor relations to be good. This group is comprised of 186 employees based in Canada and 14 employees based in the United States.

The departmental breakdown of full time employees includes 30 in Sales and Marketing and 37 in Research and Development. Our Professional Services team of 21 employees includes project management, multimedia and project administration. Our Customer Care team employs 83 persons. We also have 12 employees in Finance and Administration. In addition, 12 employees are engaged in sales and marketing for our small web hosting reseller hosting and direct to end-user hosting operations. Our senior executive team is made up of 5 full-time employees. Information concerning our executive team is available under Item 10 of this Form 10-K.

Item 1A.	Risk Factors.

Loss of significant customers could significantly decrease our revenues.

We are dependent on a few customers for a significant portion of our revenues. As of March 31, 2007, 20 of our customers accounted for approximately 64% of our total monthly revenue, ranging individually from 0.5% to 12% of total revenue, and our top three customers accounted for approximately 29% of our total revenue. While we currently have contracts with these customers ranging from one to four years in length, the loss of any one of these 20 customers, or the loss of a portion of their business to competitor services, would significantly decrease our total revenue and would adversely affect our business. We may not be able to reduce our reliance on contracts with a limited number of customers. In addition, a change in the liquidity of any one large customer, or our inability to collect amounts owing to us from any one large customer, could have a material adverse effect on our financial position.

Our revenue and profit depend upon retention and growth of our customer base as well as their end-user base.

To execute our business plan successfully, we must maintain existing relationships with our customers and establish new relationships with additional communications services providers that have strong relationships with small and medium sized businesses. We depend upon our customers’ relationships with their end-users. Because we provide our Web services primarily on a wholesale basis to customers for retail to end-user businesses, our revenues and profits depend upon our customers adding to their base of end-users and successfully marketing our Web services to their end-users. While we provide services to assist our customers in attracting new end-users and in selling additional Web services, our customers may not be successful in selling our services. If we are unable to diversify and extend our customer relationships, our ability to grow our business may be compromised. In addition, failure of our customers to add new end-users and sell new Web services would decrease our revenues and profits and adversely affect our business.

Our recent profitability may not be sustained.

Although we generated net income for the fiscal years ended March 31, 2007, 2006 and 2005, we have not historically been profitable, were not profitable in any other period since our inception, and may not be profitable in future periods. As of March 31, 2007, we had retained earnings of approximately $0.7 million. We expect that our expenses relating to the sale and marketing of our services, technology improvements, and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. In addition, we may need to incur increased costs to preserve existing customer relationships and obtain new customers. Accordingly, we will need to increase our revenues to be able to maintain our profitability. If we are unable to retain our current customers, obtain new customers, develop and sell new Web services to customers, or increase our prices sufficiently to offset increased operating costs or if we are unable to reduce our expenses in a timely manner, the resulting decreased revenue would adversely affect our operating results and our level of profitability.

We may not be able to sustain our average revenue and profitability per customer or end-user.

Given the competitive nature of our industry, we may not be able to maintain our average selling prices at their current levels. We may be required, due to competitive pressures or otherwise, to reduce the prices we charge for our Web services. If we reduced our prices, our margins would decline, which would adversely affect our operating results. Other circumstances may cause a reduction in our average revenue per end user including, without limitation: (1) volume discounts provided to our customers, and (2) customers purchasing lower cost Web services.

We may not be able continue our growth.

Our five-year compound average growth rate to March 31, 2007 was 48% while our revenues grew 25% in fiscal 2007. A substantial portion of this growth was the result of us contracting with a number of large new customers as well as the general strong growth of websites on the Internet as a tool for small and medium size businesses to grow their own revenues. There can be no assurance we will continue to attract new customers at the rate we did in the past, nor that the market for website hosting and related applications will continue to grow at the same rate it did over the past five years.

We face intense and growing competition not only from other private-label, wholesale web hosting providers, but also from our customers and our customers’ competitors. If we are unable to compete successfully, our market share will decline and our business will be seriously harmed.

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

Some of these entities compete directly with our customers for the provision of a range of services to end-user businesses. If our customers do not compete effectively, our end-user base will decrease and our profitability will suffer. Many potential competitors also have longer operating histories, significantly greater financial, technical, marketing and other resources than we or our customers do, greater brand recognition and, we believe, some have a larger base of end-users. They may be able to adapt more quickly to new or emerging technologies and changes in end-user requirements. They may also be able to devote greater resources to the promotion and sale of their services than we can. If we and our customers fail to compete successfully against these current and future competitors, our end-users’ demand for our Web services may decline, and our revenues could increase less than anticipated or decline.

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

We operate in multiple tax jurisdictions and have recently become taxable in most of them and face the risk of double taxation if one jurisdiction does not acquiesce to the tax claims of another jurisdiction.

We currently operate in the United States and Canada and are subject to income taxes in those countries and the specific states and/or provinces where we operate. In the event one taxing jurisdiction disagrees with another taxing jurisdiction, we could experience temporary or permanent double taxation and increased professional fees to resolve taxation matters.

We rely on the reliability, security, and performance of our internally developed systems and operations, and any difficulties in maintaining these systems may result in service interruptions, decreased customer and end-user service, or increased expenditures.

We have experienced system failures or outages in the past, and will likely experience future system failures or outages from time to time that disrupt the operation of our Web services and harm our business. During limited periods of time, some of our Web services did not function, or had limited functionality, resulting in additional customer service related expenses and the provision of credits against future invoices to some customers. Our revenue and profit depend in large part on the availability of our Web services. We have a contractual obligation to provide all of our customers credits against future invoices in the event that service disruptions occur. Furthermore, customers may terminate their agreements with us as a result of significant Web service interruptions. If our Web services are unavailable, our revenues and profits could decrease and we could lose customers.

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

Our business involves the storage and transmission of the proprietary information of end-users. Although we employ internal control procedures to protect the security of our customers’ end-users’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of a third party action, employee error or otherwise, and end-users’ information becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. Breaches of our security could result in misappropriation of personal information, suspension of website hosting operations or interruptions in our Web services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventive measures.

Our systems are also exposed to computer viruses, denial of service attacks and bulk unsolicited commercial e-mail, or spam. The property and business interruption insurance we carry may not have coverage adequate to compensate us fully for losses that may occur. Such events could cause loss of service and data to customers and end-users, even if the resulting disruption is temporary. We could be required to make significant expenditures if our systems are damaged or destroyed, or if the delivery of our services to our customers and end-users is delayed and our profitability will decline.

In addition, the U.S. Federal Trade Commission and certain state agencies have investigated various Internet companies’ use of their customers’ personal information. Various governments have also enacted laws protecting the privacy of consumers’ non-public personal information. Our failure to comply with existing laws (including those of foreign countries), the adoption of new laws or regulations regarding the use of personal information that require us to change the way we conduct our business or an investigation of our privacy practices could increase the costs of operating our business.

Our business depends in part on our ability to continue to provide value added services, many of which are dependent upon a single related party contractor, and our business will be harmed if we are unable to provide these services in a cost-effective manner.

We rely upon one primary contractor, GeeksForLess Inc. (GFL), a related party by means of common ownership, to develop and support many of our Web services. Our continued ability to obtain and provide our Web services at a low cost is central to the success of our business. GFL utilizes the service of programmers and technicians in Ukraine in order to provide competitive outsourcing prices. There are many risks associated with carrying on business in Ukraine, any or all of which may adversely affect GFL’s ability to continue providing services to us, including:

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

One of our business strategies is to acquire complementary services, technologies or businesses. In connection with one or more of these transactions, we may:

•	Issue additional equity securities that would dilute our stockholders’ ownership position and could adversely affect the market price of our common stock;
•	Use cash that we may need in the future to operate our business; and
•	Incur debt that could have terms unfavorable to us or that we might be unable to repay

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

In addition, we may not realize the anticipated benefits of any acquisition, including securing the services of key employees. Incurring unknown liabilities or the failure to realize the anticipated benefits of an acquisition could seriously harm our business.

Any of the foregoing or other factors could harm our ability to achieve anticipated levels of profitability from acquired services, technologies or businesses, or to realize other anticipated benefits of acquisitions. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all. If we do effect an acquisition, it is possible that the financial markets or investors will view the acquisition negatively. Even if we successfully complete an acquisition, it could adversely affect our business.

Likely fluctuations in our financial results may make it difficult to predict our future performance and may result in volatility in the market price of our common stock.

Certain factors may contribute to significant fluctuations in our financial results, such as:

•	Our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers’ requirements;
•	The additional operating expenses required to implement new customer contracts or to grow and integrate a new acquisition;
•	Varying renewal rates for our services;
•	The costs of certain marketing initiatives such as participation in trade shows;
•	The percentage of higher margin Web services sold;
•	The entry of new competitors into our market;
•	Changes in our pricing policies or those of our competitors;
•	The timing and success of new services introduced by us or our competitors;

•	The rate of expansion and effectiveness of our sales force;
•	Technical difficulties or interruptions in our services;
•	General economic conditions;
•	Additional investment in our services or operations; and
•	Regulatory compliance costs.

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

We lease space in data centers, containing servers, located in Miami, Florida and Toronto, Ontario. Our accounting, operations, programming, customer service and sales and marketing departments are located in Toronto, Ontario. Additionally, our U.S. sales office is located in Fort Lauderdale, Florida. Hurricanes, fire, floods, power loss, telecommunications failures, break-ins, computer sabotage and similar events could damage or destroy these systems and facilities and temporarily prevent us from fulfilling existing service orders and from securing new orders. Such events could cause loss of service and data to customers and end-users, even if the resulting disruption is temporary. Our business could be seriously harmed, our revenues could decline, or customers’ confidence in our systems could decrease, and we could be required to make significant expenditures if our systems were damaged or destroyed, or if the delivery of our services to our customers and end-users were delayed or stopped, by any of these occurrences.

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

We have elected to develop a substantial portion of all of our Web services internally, rather than by licensing or acquiring technology from third-party vendors. The development of new Web services is complex, and we may not be able to complete development in a timely manner, or at all. Our internal development teams may be unable to keep pace with new technological developments that affect the marketplace for our Web services. If relevant technological developments or changes in the market outpace our ability to develop Web services demanded by current and prospective customers and their end-users, our existing Web services may be rendered obsolete, and we may be forced to license or acquire software and other technology from third parties, or we may lose existing customers and fail to attract new customers. If we are forced to shift our strategy toward licensing our core technology from third parties, it could prove to be more costly than internal development and adversely affect our operating results.

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

The provision of Web services to small and medium sized businesses which are designed to allow them to establish and maintain an Internet presence is a new and emerging market; if this market fails to develop, we will not be able to grow our business.

Our success depends on a significant number of small and medium sized businesses outsourcing website hosting and management, as well as adopting other online business services. The market for our Web services resold by our customers is relatively new and untested. If small or medium sized businesses determine that Internet presence is not giving their businesses an advantage, they will be less likely to purchase our Web services through our customers. Alternatively, as technology advances, small and medium sized businesses may establish the capacity to host their own applications and thereby have no need for our hosting services. If the market for our Web services fails to grow or grows more slowly than we currently anticipate, or if our Web services fail to achieve widespread acceptance by end-users, demand for our services will decline and our revenue will suffer.

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

Our future performance depends largely on the continuing service of our executive officers, senior management team and programming personnel, in particular, Colin Campbell, William Campbell, Michael Mugan, Paul Engels and Dirk Bhagat. While certain members of our management team, including the key employees referred to in the preceding sentence, have employment agreements with us, there can be no assurance that one or more of our key employees will not terminate their employment with us and go to work for a competitor after the expiration of any applicable non-compete period. The loss of one or more of our key employees could make it more difficult for us to advance our services and pursue our business goals, and could seriously harm our business. Our ability to recruit executive officers, senior management, programmers and other qualified personnel is crucial to our ability to develop market, sell and support our Web services. We cannot guarantee that we will be able to recruit qualified candidates and fill important roles within our organization in a timely manner.

Our growth will be adversely affected if we cannot successfully retain, hire, train and manage our key employees, particularly in the sales and customer service areas.

Our ability to successfully pursue our growth strategy will depend on our continued ability to attract, retain, and motivate key employees throughout our business. Some key employees throughout our organization may leave to work for a competitor at any time. In particular, we are substantially dependent on our sales and customer service employees to obtain and service new customers and end-users. Competition for such personnel and others can be intense, and there can be no assurance that we will be able to attract, integrate or retain additional highly qualified personnel in the future. In addition, our ability to achieve significant growth in revenue will depend, in large part, on our success in effectively training sufficient personnel in these two areas. New hires require significant training before they achieve full productivity. Our recent and planned hires may not be as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals. If we are not successful in retaining our existing employees, or hiring, training and integrating new employees, or if our current or future employees perform poorly, growth in the sales of our services may not materialize and our business will suffer.

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

If agreements with third party suppliers, including bandwidth and software suppliers, are terminated or materially altered, we may not be able to offer our Web services profitably.

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

We incorporate third party software as part of our Web services to the majority of our customers. Any radical change to the configuration, distribution or pricing of this third party software could negatively affect the profitability of providing these Web services.

Our Web services are dependent upon open source software which exposes us to uncertainty and potential liability.

We incorporate “open source” software components into our service offerings. These components are typically available without cost but are developed by third parties over whom we have no control. We have no assurance that these components do not infringe upon the intellectual property rights of others. We could be exposed to infringement claims and liability in connection with the use of these open source software components. The developers of open source software are under no obligation to maintain or update these software components, and we may be forced to replace these components with internally developed or commercially licensed software. Certain open source software licenses provide that any software that makes use of or incorporates components distributed under that license will itself become subject to the same general distribution rights and other terms of that license. As a result, there is a risk that third parties, including our competitors, could have the right to use and distribute certain elements of our Web services. Any disputes which result in a change in intellectual property rights for Linux could cause additional expenses or loss of revenue because our system relies heavily on Linux and Apache, which are currently open-source and free-of-charge.

We license third party software to deliver our Web services. In the event that any of these third party software suppliers dramatically alters the terms under which we are permitted to use its software, this may have a detrimental effect on our ability to deliver Web services to end-users. This will have a corresponding negative effect on our revenue and profitability.

Currency fluctuations may adversely affect our revenue and profitability.

We do not currently actively manage the United States – Canadian dollar exchange rate risk using financial instruments. We earn significant revenue and pay significant expenses in Canada while our financial statements are reported in U.S. dollars. Substantially all of our employees are located in Canada and are paid in Canadian dollars. Accordingly, if the Canadian dollar appreciates against the United States dollar our revenues and expenses, when translated into U.S. dollars, will rise more than if we transacted only in U.S. dollars. Conversely, if the Canadian dollar depreciates against the U.S. dollar our revenue and expenses will fall more that than if we transacted only in U.S. dollars.

The success of our business depends on the continued growth of the Internet as a business tool for small and medium-sized businesses.

Expansion in the sales of our Web services will depend on the continued acceptance of the Internet as a communications and commerce platform for small and medium-sized businesses. The use of the Internet as a business tool could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool has been harmed in the past by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, or businesses do not continue to become Internet- enabled and maintain an online presence, the demand by our customers for our services would be significantly reduced.

We could become subject to litigation regarding intellectual property brought by other parties, which could divert management’s attention, increase our legal expenses and prevent us from using or selling the challenged technology.

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

Our insurance may not cover potential claims or may not be adequate to indemnify us for damages we incur. Also, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. If a claim were made against us, regardless of the merits or success, our business could be adversely affected.

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

Any legislation making Web service providers specifically responsible for the content of end-users’ websites and e-mail messages located on their infrastructures could result in our responsibility for all content on our servers, as our customers would be using our infrastructure for providing services to their end-users. As our infrastructure contains content for all of our customers’ end-users, monitoring the content would represent an enormous and possibly untenable responsibility.

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

Our management has limited experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Although our present Chief Executive Officer, Mr. Colin Campbell, has extensive experience in technology companies, he has limited experience managing and operating a public company. In addition, the other members of our current senior management have only engaged in operating a private organization since 1999. In this capacity they developed a general understanding of the administrative and regulatory environment in which public companies operate. However, our senior management lacks practical experience operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

Our former Chairman controls a significant portion of our outstanding common stock and he has indicted his intentions to reduce his holdings which could cause our share price to decline..

As of March 31, 2007, Mr. John Nemanic, our former Chairman, beneficially owned approximately 13.3% of our common stock. Mr. Nemanic has indicated he intends to sell a portion or all of his holdings which may depress the price of our shares.

Limited liquidity in our common shares could result in a lower price

Our shares have been listed for trading on the TSX since November 10, 2006. Until recently the volume of trading has been limited, generally to less than 10,000 shares per day. Accordingly, there is risk that should a large number of investors or an investor with a large number of shares decide to sell, the price of our shares may be adversely affected.

We are exposed to potential risks from recent legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, are incurring expenses and diverting management’s time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We are a non-accelerated filer and we are in the early stages of process documentation and evaluation of our systems of internal control. We are required to assess our compliance with Section 404 for the year ending March 31, 2008 and may be required at that date to have our external auditors report on the effectiveness of our internal controls should we become an accelerated filer by then. We expect to devote the necessary resources, including additional internal and supplemental external resources, to support our assessment. If, in the future, we identify one or more material weaknesses, or our external auditors are unable to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports or jeopardize our listing on the TSX and have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We lease office facilities and data center facilities. These facilities are adequate for our current needs and we are productively utilizing substantially all of our leased space. If we require additional space, either office or data center, we believe that we can obtain that space on commercially reasonable terms. Further information on our lease commitments can be found in Note 13 to our consolidated financial statements included in Item 8 of this report. Subsequent to March 31, 2007, we assumed the lease on 1,500 square feet of office space held by Nexthaus, Inc.

Office Facilities

We lease office facilities totaling 17,828 square feet located at 5915 Airport Road, Mississauga, Ontario L4V 1T1 under a lease that expires on October 31, 2009. In addition, we lease an office facility of 5,966 square feet located at 110 East Broward Blvd, Fort Lauderdale, Florida 33301 under a lease that expires on August 31, 2011.

Data Center Facilities

We currently co-locate in four data centers with high levels of security, power and connectivity redundancy. We co-locate in these facilities under service agreements that range from one to three years. We lease space in three data center facilities in Toronto, Ontario and one in Miami, Florida.

Item 3.	Legal Proceedings.

We are not currently involved in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced trading on the Toronto Stock Exchange on November 10, 2006 under the symbol “H.” The following table sets forth the high and low sales prices of our common stock in Canadian dollars as reported on the Toronto Stock Exchange for the periods indicated.

		High	Low

Third Quarter (ended December 31, 2006)	CDN	$ 6.80	CDN $ 6.00

Fourth Quarter (ended March, 31, 2007)	CDN	$ 6.50	CDN $ 5.50

The closing price for our common stock as reported by the Toronto Stock Exchange March 30, 2007 was $5.20 (CDN$ 6.00) per share.

On November 3, 2006, our registration statement on Form S-1 (Registration No. 333-135533), registering 4,200,000 shares of our common stock, $0.0001 par value, for sale by us was declared effective by the Securities and Exchange Commission and we commenced our initial public offering on that date. In Canada, RBC Dominion Securities Inc., TD Securities Inc., GMP Securities L.P. and Haywood Securities Inc. acted as the managing underwriters for the offering. In the United States, RBC Capital Markets Corporation, TD Securities (USA) LLC, Griffith McBurney Corp. and Haywood Securities (USA) Inc. acted as the managing underwriters for the offering. On November 10, 2006, we completed the offering at $5.30 (CDN $6.00) per share. The aggregate purchase price, before expenses, to us was $ 22.3 million (CDN$ 25.2 million) and we incurred $3.4 million in expenses, resulting in net proceeds from the initial offering of $18.9 million. On December 7, 2006, the underwriters exercised their over-allotment option and purchased an additional 630,000 shares of our common stock for $5.22 (CDN $6.00). The aggregate purchase price, before fees, to us was $3.3 million (CDN $3.8 million). We paid the underwriters $0.2 million, resulting in net proceeds of $3.1 million (CDN $3.5 million).

The net proceeds of $22.0 million have been invested in a money market fund that invests in high quality money market instruments. To March 31, 2007 we had used an estimated $0.5 million of the total net proceeds of $22.0 million to purchase equipment and intellectual property. Neither our directors, officers and affiliates nor persons owning 10% or more of any class of our securities received direct or indirect payments in connection with our payment of the offering-related expenses.

We expect to use the initial public offering net proceeds to expand our business offering and customer base in North America and the United Kingdom. We may also use a portion of the net proceeds to acquire businesses, services, products, or technologies complementary to our current business, although we are not currently party to any agreements to acquire businesses or assets. We can not specify with certainty all of the particular uses for the net proceeds from our initial public offering. The amounts we actually expend for these purposes many vary significantly and will depend on a number of factors including the growth of our revenue, the type of efforts we make to refine our core technology and enhance our services and competitive developments. Accordingly, our management will retain broad discretion in the allocation of the net proceeds. Pending their use the net proceeds will be invested in short-term, interest bearing, investment-grade securities or in a money market mutual fund that invests in the same type of securities.

As of May 31, 2007, there were 60 holders of record of our common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms.

Securities Authorized for Issuance under Equity Compensation Plans

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Performance Graph

The following graph compares the percentage change in our cumulative total stockholder return on our common stock during a period commencing on November 10, 2006, the date our shares began trading on the Toronto Stock Exchange following our initial public offering, and ending on March 31, 2007 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Toronto Stock Exchange Small Cap Index and the Toronto Stock Exchange Information Tech Index during such period.

The graph assumes that $100 was invested on November 10, 2006 in our common stock, the TSX Small Cap Index and the TSX Information Tech Index and assumes reinvestment of any dividends. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

	11/10/2006	3/31/2007
Hostopia.com Inc.	100	100
TSX Small Cap Index	100	111
TSX Information Tech Index	100	113

The above performance graph and related material is not “soliciting material,” is not deemed “filed” with the SEC and shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

Recent Sales of Unregistered Securities

On December 21, 2006, Hostopia issued 60,000 common shares to Data Centurion Inc. on its exercise of 60,000 warrants. These warrants were issued to Data Centurion Inc. on June 30, 2003 as part of the purchase price of the customer list and certain capital assets from it. Hostopia received $192,000 in respect of the issue of the 60,000 common shares. The sale and issuance of securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on section 4(2) thereof.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following selected financial data for the fiscal years ended March 31, 2007, 2006, 2005, 2004 and 2003 are derived from our financial statements which have been audited by KPMG, LLP our independent registered public accounting firms. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2007(2)	2006	2005(3)	2004	2003(4)
	(in thousands of dollars, except per share data)
Summary of Operations Data
Revenues
Webhosting and applications services	$21,624	$17,295	$13,351	$8,269	$5,041
Other services	846	662	953	621	502
Total revenues	22,470	17,957	14,304	8,890	5,543
Cost of revenues	2,920	2,003	2,343	1,826	1,126
Gross profit	19,550	15,954	11,962	7,064	4,417
Operation expenses
Sales and marketing	4,776	3,899	3,012	2,269	1,556
Research and development	3,070	2,108	2,168	1,380	772
Project management	1,716	1,393	827	585	–
Technical support	3,006	2,258	1,518	784	969
General and administrative	1,907	1,451	1,150	1,277	871
Amortization	2,600	1,796	1,234	891	539
Total operation expenses	17,075	12,905	9,909	7,186	4,707
Income (loss) before the undernoted	2,475	3,049	2,053	(122)	(290)
Interest expense (income), net	(517)	(23)	15	22	(16)
Income (loss) before income taxes	2,992	3,072	2,038	(144)	(274)
Income taxes (recovery)	1,128	1,069	(1,178)	–	–
Net incoming (loss)	$ 1,864	$ 2,003	$ 3,216	$ (144)	$ (274)
Net income (loss) per share(1)
Basic	$0.27	$0.47	$0.77	$(0.06)	$(0.10)
Diluted	$0.23	$0.28	$0.47	$(0.06)	$(0.10)

(1)	The per share amounts have been adjusted to reflect the 1-for-5 reverse stock split effective May 18, 2006.
(2)

The Company adopted SFAS No. 123R using the modified prospective transaction method on April 1, 2006 and as such began accounting for share-based compensation under the fair value method (see Note 1 of Notes to Consolidated Financial Statements).

(3)	The Company recorded a tax recovery in fiscal 2005 when it became more likely than not it would be able to utilize its deferred tax assets and accordingly no further valuation allowance was required.
(4)

Financial information in fiscal 2003 was prepared in accordance with Canadian Generally Accepted Accounting Principles, including reconciliation to U.S. Generally Accepted Accounting Principles, that were audited in accordance with Canadian Generally Accepted Auditing Standards.

	Year Ended March 31,
	2007	2006	2005	2004	2003 (1)
	(in thousands of dollars)
Consolidated Balance Sheet Data
Cash and cash equivalents	$27,368	$ 3,038	$ 1,897	$ 1,420	$ 1,045
Working capital	26,658	2,731	1,491	439	753
Total assets	34,957	10,282	6,920	4,069	2,658
Deferred web hosting revenue	983	923	589	474	301
Series A redeemable convertible preferred shares	–	5,170	5,056	4,943	4,833
Retained earnings (deficit)	675	(1,189)	(3,192)	(6,408)	(6,263)
Total shareholders’ equity (deficit)	$31,903	$ 2,342	$ 433	$(2,694)	$(3,080)

(1)

Financial information for the fiscal year ended March 31, 2003 was prepared in accordance with Canadian Generally Accepted Accounting Principles, including reconciliation to U.S. Generally Accepted Accounting Principles that were audited in accordance with Canadian Generally Accepted Auditing Standards

The information contained in the tables above should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results of operations for periods presented are not necessarily indicative of results of operations for future periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Safe Harbor

The following discussion and analysis contains forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied in or contemplated by the forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” “should,” “estimate,” “predict,” “guidance,” “potential,” “continue” or the negative of such terms or other similar expressions, identify forward-looking statements. Our actual results and the timing of events may differ significantly from those discussed in the forward-looking statements as a result of various factors, including but not limited to, those discussed in Item 1A of this Form 10-K under the caption “Risk Factors” and those discussed elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission. Hostopia.com Inc .undertakes no obligation to update any forward-looking statement to reflect events after the date of this report.

The following “Overview” section is a brief summary of the significant issues addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with, and is qualified in its entirety by reference to, Item 6. Selected Financial Data and Item 8 Financial Statements and Supplementary Data, including related notes there to, appearing elsewhere in this Form 10-K.

Overview

We believe we are a leading provider of Web services that enable small and medium sized businesses to establish and maintain an Internet presence. We believe we are a leading provider of such Web services based on the number and size of our customers, the number of end-user web sites that we support, the quality of our Web services, and our reputation. Our customers in the United States, Canada and the United Kingdom, which include telecommunication carriers, cable companies, Internet service providers, domain registrars and web hosting service providers furnished us with approximately 260,000 end-users as of March 31, 2007. These communication services providers purchase our Web services on a wholesale basis and resell these services under their own brands to small and medium sized businesses. We refer to small and medium sized businesses which use our Web services as “end-users” or “end-user businesses”. In addition we sell our Web services to small Web hosting resellers and directly to end-users. Our Web services include website creation and maintenance applications, managed e-mail with virus and spam protection, e-commerce application services, customer communications and website promotion applications, and website hosting and data transfer. Revenue derived from our Web services is recorded as web hosting and application revenue in our financial statements.

Our revenues are primarily derived from the sale of Web services to our customers who in turn resell them to their end-user businesses. Over the past five fiscal years, our revenue growth has been primarily driven by increasing the number of our customers and their respective end-users who purchase our Web services on a recurring subscription basis. Between March 31, 2002 and March 31, 2007, our end-users grew from 31,700 to over 260,000, a compound average growth rate of 52.3%. During the same period our revenues increased from approximately $3.2 million to approximately $22.5 million, a compound average growth rate of 47.7%. During the year ended March 31, 2007 our end-user base grew by 50,000 or 23.8% while our revenue grew by $4.5 million or 25.1%.

We have grown our business primarily by convincing large telecommunication and cable companies that we should provide their end-users with our web services.

This strategy has been highly successful in Canada evidenced by the fact that Bell Canada, TELUS Communications Company and Rogers Cable Communications Inc. are all now our customers. We have expanded geographically into the United States and in August 2005 we entered into an agreement with Verizon Directories Corp. (subsequently acquired by Idearc Inc.) our first large U.S. telecommunications company. In fiscal 2007, we also began marketing our service in the United Kingdom and in November 2006 British Telecommunications PLC became a customer.

Our business growth is dependent primarily on two processes. First, acquiring new customers with large end-user bases and second, helping our current customers grow their web hosting businesses by providing them with marketing assistance and by providing their end-users with a suite of web services.

We track our success in two ways. First, we count the number of end-users we add through the sign-up of new customers in the latest twelve months, both large and small. Second, we track the number of end-users our customers of more than twelve months (existing customers) have added to their web hosting business.

To support the acquisition of new customers we have 8 sales personnel focused on acquiring new business in Canada, the U.S. and now the U.K. To assist them in their sales efforts, and to potentially increase our revenue per end-user, we continue to invest in developing new software for end-users. We have 14 technical professionals currently involved in product development.

When we acquire a new customer, we must migrate their end-users to our platform effectively and efficiently. This essential function is carried out by our professional services team presently consisting of 21 personnel.

We also recognize the need for prompt and professional service to our end-users to maintain and grow our end-user count. Accordingly we employ a technical support staff of approximately 83 customer care professionals to deal promptly 24 hours a day with any questions our end-users have in respect of our service. Our staff of customer care professionals has grown by 20% in the past twelve months to deal with our increasing end-user base.

To provide our end-users, who are often smaller businesses, with an easy method of establishing a Web presence, we have developed and continue to develop easily self-customized website templates. We currently have over 3,200 templates in our library, the majority of which were developed in the past two years.

In fiscal 2007, we also began to build the capability to provide our end-users with turnkey customized websites with a higher degree of functionality under the trade name Website Experts. We have hired 7 personnel in support of this business opportunity. As of March 31, 2007, Website Experts had developed a selling relationship with some of our larger customers that we expect to result in revenue growth from website design over the next several years. We also believe the ability to provide economic website design will prove to be a compelling feature of our services as we prospect for new customers.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses together with disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and estimates may differ under different assumptions or conditions. We believe the following accounting policies, described in greater detail in Note 1 to our consolidated financial statements included in this Form 10-K, to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Web hosting and applications services

We recognize revenue derived from Web hosting and applications services on a monthly basis as services are performed. The majority of our revenue is derived from our customers that receive invoices dated the first day of the month during which our Web services will be provided to them. Set-up fees received in advance from our customers are deferred and recognized as revenue on a straight-line basis over the term of the underlying service contract commencing with the delivery of service.

We also receive a portion of our revenue directly from end-user businesses and small web hosting resellers on a monthly, quarterly, semi-annually or annual basis. We defer recognition of revenue that will be earned in a subsequent period and for which an end-user has paid in advance. The portion of web hosting and application services revenue directly received from these end-users and small web hosting resellers is recognized as deferred revenue in the accompanying consolidated balance sheets. As services are performed, we recognize this revenue on a straight line basis over the applicable service period.

Other services

As a domain name reseller, as opposed to a registrar, we recognize domain name registration revenue when we receive payment from customers and end-users since we have no obligation to maintain a domain registry following a sale. Professional service revenue is recorded based upon the extent to which all of the contracted professional services have been provided.

Allowance for Doubtful Accounts

In accordance with our revenue recognition policy, our accounts receivable are based on customers whose payment is reasonably assured. We monitor collections from our customers and maintain an allowance for estimated credit losses for 100% of all customers’ accounts deemed uncollectible. For those accounts receivable not specifically identified as uncollectible, an allowance is maintained for a specific percentage of those receivables based on aging accounts, historical collection experience and current economic expectations. Credit losses have historically been within our expectations and the provisions established in our financial statements, but we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because we have several large customers, a change in liquidity of any one customer or our inability to collect from one of these customers could have a material adverse effect on our consolidated financial position.

We record an allowance for estimated credit losses once a contract has been legally terminated with a customer who has ceased to pay for services. While losses from these items have historically been minimal, we cannot guarantee that we will continue to experience the same loss rates that we have in the past.

Accounting for Stock Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors in respect of out stock option plans based on their estimated fair value on the grant date. Prior to the adoption of SFAS No. 123R, we had elected to apply the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 in respect of all option grants to employees or directors. Accordingly, with the exception of stock option awards made to non-employee consultants, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Compensation expense for stock options issued to employees was measured as the excess, if any, of the estimated fair value of our common stock at the date of grant over the stock option exercise price. As all stock options granted to employees were made with an exercise equal to the estimated fair value of our common stock we previously recognized no compensation expense for employee stock options.

We have adopted SFAS No. 123R using the modified prospective transition method. Under this method prior periods are not revised; however, starting in fiscal 2007 new grant and modified grants will be accounted for in accordance with the fair value method SFAS No. 123R and awards granted in earlier fiscal years that were not vested at March 31, 2006 will be accounted for in accordance with the fair value model of SFAS No. 123. Accordingly, under the modified prospective transition method we are now recognizing the stock-based compensation expense that we previously reported only in our pro-forma disclosure.

Stock-based compensation expense recognized in our Consolidated Statement of Operations for fiscal 2007 includes compensation expense for share-based awards granted prior to, but not yet vested as of March 31, 2006, as well as compensation expense for the share-based payment awards granted subsequent to March 31, 2006. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of the option grant, net of expected forfeitures, is then recognized as compensation expense using the straight-line amortization method over the vesting period of the options, which is generally three years. In subsequent periods, if actual forfeitures differ from our estimates we will adjust the calculation of compensation expense to reflect the actual forfeiture experience.

Also, as now required under SFAS No. 123R, any excess income tax benefit booked when an option is exercised will be reported as a financing cash flow rather than an operating cash flow in our Condensed Consolidated Statement of Cash Flows.

The adoption of SFAS No. 123R affected our fiscal 2007 results as follows:

•	Income before income taxes was lowered by $185,820
•	Net income was lowered by $115,896
•	Basic earning per share was lowered by $0.02 and
•	Diluted earnings per share was lowered by $0.01.

See Note 10 in the Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our stock-based compensation plans

Accounting for Goodwill, Intangible Assets and Property and Equipment

Since our inception we have fully allocated the purchase price of acquisitions to intangible assets. Other intangible assets include website templates and electronic images, and they are amortized using the straight-line method over three years. We test for the impairment of intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Similarly, we annually review the condition and revenue generating potential of our property and equipment to determine whether our amortization policies are satisfactory in the circumstances.

Accounting for Income Taxes

We provide for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in the opinion of management is more likely than not to be realized. We consider factors, such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies and other factors in the determination of the valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the year that includes the enactment date. As of March 31, 2007, we did not have any net operating losses or other tax attributes subject to valuation allowances.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s consolidated financial statements is currently being evaluated by management.

Results of Operations

The following table presents our selected consolidated statement of operations data expressed as a percentage of our total revenue for the periods indicated:

	Year Ended March 31,
	2007	2006	2005
Revenues
Web hosting and application services	96%	96%	93%
Other services	4	4	7
Total revenues	100	100	100
Cost of revenues
Web hosting and application services	11	10	14
Other service	2	1	2
Total cost of revenues	13	11	16
Gross profit	87	89	84
Operating expenses
Sales and marketing	21	22	21
Research and development	14	12	15
Project management	8	8	6
Technical support	13	12	11
General and administrative	8	8	8
Amortization of property and equipment, other assets and customer list	12	10	9
Total operating expenses	76	72	70
Income before the undernoted	11	17	14
Interest expense (income), net	(2)	-	-
Income before income taxes	13	17	14
Income taxes (recovery)	5	6	(8)
Net income	8%	11%	22%

Comparison of fiscal years ended March 31, 2007 and 2006

Revenues

	Year Ended March 31,
	2007	2006
Cost of Revenues
Web hosting and applications services	$ 21,624,337	$ 17,295,329
Other services	845,327	661,578
Total revenue	$ 22,469,664	$ 17,956,907
End–users at end of period	260,000	210,000
Increase in end–users over comparable prior period — percent	23.8%
Increase over prior year	$ 4,512,757
Increase over prior year – percent	25.1%

Total revenues increased by $4.5 million or 25.1% to $22.5 million in fiscal 2007 from $18.0 million in fiscal 2006. U.S. revenues increased by 31.5% to $12.3 million. Canadian revenues rose by 14.8% to $9.8 million while U.K. revenue rose to $0.4 million.

During fiscal 2007, the average value of the Canadian dollar appreciated by 4.8% against the U.S. dollar. If this appreciation had not occurred our revenue would have increased by $4.1 million or 22.8%.

Web hosting and application services revenue increased by $4.3 million or 25% to $21.6 million. Our revenue growth was due primarily to a 24% increase in end-users year over year. We had approximately 260,000 end-users on our system as of March 31, 2006. The end-user growth was due to a combination of new customers added in fiscal 2007 and increase in the end-users of our existing customer base. New customers added approximately 25,000 end-users, representing a 12% increase over the number of end-users at the beginning of the year. Our customer base in place at March 31, 2006 added approximately 25,000 end-users during fiscal 2007, representing a 12% increase in the number of end-users year over year.

We currently believe we can continue to grow our revenue from existing customers as more and more small and medium size business, who are currently clients of our customers, establish websites. In addition we believe our business model and marketing efforts will, as they have in the past, result in us acquiring new small, medium and large customers. This combination of growth from existing customers and growth in our customer base is expected to allow as to grow revenues at a rate of between 18% and 22% in fiscal 2008.

Other service revenue, including domain name registration and professional services revenue, increased by $183,000 or 28% to $845,000 from $662,000. The primary reason for the increase was the sale of more domain names related to the acquisition of the Web business of a former customer in January 2006 and the sale of 2,500 template licenses in the final quarter of 2007.

Cost of Revenues

	Year Ended March 31,
	2007	2006
Cost of Revenues
Web hosting and applications services	$ 2,563,605	$ 1,756,263
Other services	356,636	246,353
Total revenue	$ 2,920,241	$ 2,002,616
Percent of revenues	13.0%	11.2%
Increase over prior year	$ 917,625
Increase over prior year – percent	45.8%

Total cost of revenues increased by $918,000 or 45.8% to $2.9 million in fiscal 2007 from $2.0 million in fiscal 2006.

Cost of Web hosting and application services revenues increased by $807,000 or 46% to $2.6 million in fiscal 2007 from $1.8 million in fiscal 2006. These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $303,000 or 28% due in large part to our 24% increase in end-users as well as additional bandwidth and leased data center space acquired in anticipation of additional end-users expected from several large contracts that were signed but not implemented as of yearend. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $381,000 or 75% due to a combination of increased software and hardware maintenance and increased referral payments due to increased revenue. Credit card collection fees increased by approximately $123,000 or 73% primarily because of the acquisition of a customer’s end-users in January 2006 and the start up of a new customer in September 2007 for whom we provide billing support and directly incur the gateway account processing costs associated with the end-users.

We currently believe that our cost of Web hosting and application services revenue will increase in fiscal 2008 compared to fiscal 2007 in line with the expected expansion of our bandwidth requirements and storage facilities to accommodate our anticipated customer growth. We are not anticipating any significant price change in these costs and accordingly expect these costs will remain in a range of between 11% and 13% of revenues.

Cost of other services revenues increased in fiscal 2007 by 45% to $357,000 from $246,000. Other services expense includes the purchase of domain name rights that we resell to end-users. Other services expense increased due in part to the 21% increase in other revenue relating to the sale of domain names to the end-users of the business we acquired from a former customer in January 2006.

We currently believe the cost of other services revenues will increase in absolute dollar terms in line with increases in other services revenues in 2008 and will continue to be in a range between 1% and 2% of revenues.

Operating Expenses

Total operating expenses increased by 32.3% to $17.1 million in fiscal 2007 compared to $12.9 million in fiscal 2006. Total operating expenses were 76.0% of total revenues in 2007 compared to 71.9% in 2006.

The 4.1% increase in operating expense ratio was primarily due to a combination of factors including:

•	Increased personnel to handle new revenue opportunities that have not yet fully developed,
•	Higher amortization expenses related to the acquisition of licensed technology,
•	Increased R&D expenses related to the development of new web services and enhanced software and service offering,
•	The adoption SFAS No. 123R in respect of fair value share based compensation accounting, and
•	Increased public company expenses following our IPO.

Sales and Marketing

	Year Ended March 31,
	2007	2006
Sales and marketing	$ 4,776,483	$ 3,898,904
Percent of revenues	21.3%	21.7%
Increase over prior year	$ 877,579
Increase over prior year – percent	22.5%

Sales and marketing expenses increased by 23% in fiscal 2007 to $4.8 million from $3.9 million in fiscal 2006. Salaries, wages and benefits including stock option benefits increased by $840,000 or 35%. Personnel count increased by 38% due in part to the requirement to staff inbound sales associates to handle the Web hosting business of a former customer and the hiring of our new Website Experts group that will focus on the burgeoning website design demand that we believe exists in the small business sector. Employee compensation also increased by $109,000 this year as we began expensing share-based compensation under SFAS No. 123R. Trade show expenses declined by $109,000 or 23% while advertising declined by approximately $124,000 or 60% as we decided to reallocate marketing dollars to our direct sales effort. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $270,000 or 34% as we hired sales support personnel to service our expanding customer base. We believe a significant portion of our sales and marketing expenses to be investments in building recurring revenue that will have a greater effect on the future years’ revenue than the current year.

We currently believe that sales and marketing expense will increase in absolute dollars in fiscal 2008 compared to 2007, as we continue to grow and expand our customer base and revenues. As a percentage of revenues, sales and marketing expense is expected to decline modestly from fiscal 2007 as the fixed costs related to certain marketing and sales costs are absorbed over a larger revenue base.

Research and Development

	Year Ended March 31,
	2007	2006
Research and development	$ 3,069,528	$ 2,107,626
Percent of revenues	13.7%	11.7%
Increase over prior year	$ 961,902
Increase over prior year – percent	45.6%

Research and development expenses increased by $962,000 or 46% to $3.1 million in fiscal 2007 from $2.1 million in fiscal 2006. Employee compensation increased by $839,000 or 57% compared to 2006. Personnel count increased by 22% as we continued to invest in enhancing our product offerings and expanding our business. Employee compensation also increased by $21,000 this year as we began expensing share-based compensation under SFAS No. 123R. Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $123,000 or 20% due to the increase in personnel.

We currently expect that research and development expenses will increase in absolute dollars in fiscal 2008 compared to fiscal 2007, as we believe continued investment in product development is required to remain competitive and to develop applications that can maintain or increase our average revenue per customer. As a percentage of revenues, research and development is expected to modestly decline in fiscal 2008 from the 14% in fiscal 2007.

Project Management

	Year Ended March 31,
	2007	2006
Project management	$ 1,715,568	$ 1,393,215
Percent of revenues	7.6%	7.8%
Increase over prior year	$ 322,352
Increase over prior year – percent	23.1%

Project management expenses increased by $322,000 or 23% to $1.7 million in fiscal 2007 from $1.4 million in fiscal 2006. Compensation, including stock option benefits increased by $114,000 or 12% compared to the prior year’s comparable quarter. A personnel count increase of 5 % and wage increases contributed to the increase. Employee compensation also increased by $19,000 as we began expensing share-based compensation under SFAS No. 123R. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $208,000 or 46% due to the increase in end-users migrated to our system.

We currently believe that project management expenses will increase in absolute dollars in fiscal 2008 compared to 2007, as we continue to acquire and migrate new customers onto our system. However, we expect that the project management expense ratio will decline modestly from its 8% of revenues in fiscal 2007 as our revenue base continues to grow.

Technical Support

	Year Ended March 31,
	2007	2006
Technical support	$ 3,005,801	$ 2,258,511
Percent of revenues	13.4%	12.6%
Increase over prior year	$ 747,290
Increase over prior year – percent	33.1%

Technical support expenses increased by 33% to $3.0 million in fiscal 2007 from $2.3 million in fiscal 2006. Compensation expense increased by $467,000 or 25%. Personnel count increased by 20 or 32% to support the increase in our end-users and prepare for anticipated increases in end-users from new customers that have not yet been migrated onto our platform. Employee compensation also increased by $18,000 this year as we began expensing share-based compensation under SFAS No. 123R. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $281,000 or 70% due to the increase in end-users migrated to our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

We currently believe that technical support expenses will increase in absolute dollars in fiscal 2008 compared to 2007, as we continue to grow our end user base through existing and new customers. We also expect technical support expenses will grow in line with end-user growth and therefore will remain relatively similar to the 13% of revenues incurred in fiscal 2007.

General and Administrative

	Year Ended March 31,
	2007	2006
General and administrative	$ 1,906,903	$ 1,451,251
Percent of revenues	8.5%	8.1%
Increase over prior year	$ 455,652
Increase over prior year – percent	31.4%

General and administrative expenses increased by $456,000 or 31% to $1.9 million in fiscal 2007 from $1.5 million in fiscal 2006. Compensation expense increased by $189,000 or 19%. The number of administrative personnel remained unchanged year over year. Employee compensation also increased by $18,000 this year as we began expensing share-based compensation under SFAS No. 123R. Professional fees increased $2,000 in fiscal 2007, while bad debt expense increased by $45,000. In fiscal 2007, foreign currency expense increased by $23,000 compared to fiscal 2006. We also incurred the usual and ongoing expenses related to a public company in the amount of $152,000. We did not incur this type of expense as a private company in the previous year. Allocated expenses including rent, office, telecommunications and travel increased by $13,000 or 7 % due to ongoing business growth.

We currently believe that general and administrative expenses will increase in absolute dollar terms in fiscal 2008 compared to 2007, as the continued growth in the business will necessitate some additional personnel to cope with the higher volume of transactions and customers. We also anticipate increases in professional fees including regulatory compliance related expense, higher insurance expenses and increased directors’ fees in 2008 as a result of becoming a public company. Accordingly, while economies of scale will in the longer term offer some modest reduction in the ratio of general and administration expense as a percentage of revenues, in fiscal 2008 it is unlikely to dip below the 8% expense ratio incurred in fiscal 2007.

Amortization

	Year Ended March 31,
	2007	2006
Amortization	$ 2,600,455	$ 1,795,732
Percent of revenues	11.6%	10.0%
Increase over prior year	$ 804,723
Increase over prior year – percent	44.8%

Amortization expense increased by 45% to $2.6 million in fiscal 2007 from $1.8 million in fiscal 2006. The $805,000 increase was attributable to increased amortization of property and equipment ($385,000), customer lists ($298,000), templates ($34,000) and patents ($88,000).

We currently believe that our amortization expense will increase in absolute dollars in 2008 as we continue to invest in our infrastructure to support a larger end-user base. This increase could grow further if we acquire any complementary businesses which would likely result in an increased amortization of both tangible and intangible assets.

Interest income increased to $534,000 in fiscal 2007 from $28,000 in 2006 due to the significant increase in average short-term investments as a result of the net proceeds of approximately $22 million received from our initial public offering in November, 2006.

We currently believe interest income will increase in fiscal 2008 as we expect to continue generating positive cash flow from operations will fund a significant portion of our planned investment program. However, should we increase the rate of our investment program we may use a portion of our interest bearing short term investments to expand our service offering, extend our geographic market area or possibly to acquire a complementary business at which time our interest may decline.

Interest expense of $16,824 related to the imputed interest on the non-interest paying note payable issued on the purchase of a customer’s web hosting business in January 2006.

Income tax expense of $1.1 million in fiscal 2007 increased by $59,000 from 2006 as an increase in non deductible expenses more than offset the reduction in pre-tax income. The effective tax rate of 37.7% of pre-tax income is higher than the 34.8% in 2006 primarily due to the increase in non-deductible items.

We currently believe our effective income tax rate of 37.7% in fiscal 2007 is fairly representative of our on-going tax rate in 2008, subject to changes in the corporate tax rate in the U.S. or a significant expansion of our business outside of North America.

Comparison of fiscal years ended March 31, 2006 and 2005

Revenues

Total revenues increased by $3.7 million or 26% from $14.3 million in the year ended March 31, 2005 to $18.0 million in the year ended March 31, 2006. In the year ended March 31, 2006, we recorded revenues of $8.5 million from customers, small web hosting resellers and end users in Canada, $74,000 from new customers in the United Kingdom and $9.4 million from customers, small web hosting resellers and end users in the United States. In the year ended March 31, 2005, we recorded revenues of $7.5 million in Canada and $6.8 million in the United States.

During the year ended March 31, 2006, there was a 7.1% increase in the average value of the Canadian dollar against the U.S. dollar. If the value of the Canadian dollar had remained constant against the U.S. dollar, the net increase in revenues would have been $3.1 million, or 21%.

Web hosting and application services revenue increased from $13.4 million to $17.3 million, an increase of $3.9 million or 30%. Our revenue growth was a result of adding new customers and increased penetration of our existing customers’ end-user bases. New customers drove growth in our total number of end-users by approximately 18,500, representing a 12% increase over the number of end-users at the beginning of the fiscal year. Penetration of our existing customer end user base resulted in an increase of approximately 38,000 end-users, representing a 24% increase over the number of end-users at the beginning of the fiscal year. In total, we added 56,500 end-users, representing a 36.6% increase year over year. As at March 31, 2006, monthly billing increased by $389,000, or 31% over the month ended March 31, 2005.

In January 2006, we acquired web hosting assets from a customer. This acquisition added approximately $70,000 in web hosting and application services revenue during the final two months of our 2006 fiscal year.

Other services revenue, including domain name registration and professional services revenue, decreased by $291,000 or 31% from $953,000 to $662,000, or 3.7% of total revenue. The primary reason for the decline was the reduction in chargeable work performed at the request of our customers. There was a significant decrease in 2006 compared to 2005 because a major customer had outsourced monthly billing and account collection services to us in 2005 while it developed its own billing and collection system. Revenue associated with that customer in 2005 amounted to approximately $375,000, as compared to nil revenue in fiscal 2006.

Cost of Revenues

Cost of web hosting and application services revenues declined by 10% from $2.0 million or 14% of total revenue for the year ended March 31, 2005 to $1.8 million or 10% of total revenue for the year ended March 31, 2006. The decline was primarily the result of lower bandwidth costs per megabyte. The decline in bandwidth cost was partially offset by a larger number of new end-users which necessitated the purchase of additional bandwidth capacity. Bandwidth and data center costs declined by approximately $262,000 from $1.3 million or 9% of total revenue during the year ended March 31, 2005 to $1.1 million or 6% of total revenue for the year ended March 31, 2006. Software licenses fees, hardware maintenance fees and referral payments maintained a consistent percentage of total revenue at approximately 3% in each fiscal year. The result was an increase in gross margin on web hosting and application services revenue from 85% in 2005 to 90% in 2006.

Cost of other services revenue declined by 38% from $397,000 or 2% of total revenue for the year ended March 31, 2005 to $246,000 or 1% of total revenue for the year ended March 31, 2006. Other services expense declined due to the expenses related to the volume of credit card transactions undertaken in fiscal 2005 on behalf of one of our customers while it developed its own billing and account collection system. Other services expenses include the purchase of domain name rights that we resell to end-users.

Operating Expenses

Total operating expenses increased by 30% from $9.9 million or 69% of total revenue for the year ended March 31, 2005 to $12.9 million, or 72% of total revenue for the year ended March 31, 2006. Included in total operating expenses are payments made to GFL, a related party by means of common ownership, for outsourced services amounting to approximately $775,000 and travel expenses of $39,000. In addition, we incurred other travel expenses in the amount of approximately $70,000. These expenses have been allocated to sales and marketing ($62,000), research and development ($274,000), project management ($265,000) and technical support ($283,000). The increase in operating expenses in absolute dollars was caused by the increased number of end users to whom our customers sold Web services.

Sales and marketing expenses increased by 29% from $3.0 million or 21% of total revenue for the year ended March 31, 2005 to $3.9 million or 22% of total revenue for the year ended March 31, 2006. Trade show participation, employee travel and entertainment increased by $339,000; allocated rent and office expenses increased by $213,000; telecommunications and other miscellaneous expenses increased by $57,000. Stock based compensation expense (all of which was allocated to sales and marketing) decreased by $4,000. Payments to GFL which were allocated to sales and marketing totaled $62,000. In addition, wages, benefits and commissions increased by $264,000. Direct advertising and promotion expenses decreased by $45,000.

Research and development expenses decreased by 3% from $2.2 million or 15% of the total revenue for the year ended March 31, 2005 to $2.1 million or 12% of total revenue for the year ended March 31, 2006. Research and development was allocated $274,000 of the payments made to GFL and related travel expenses compared to approximately $627,000 in the prior year, a reduction of $353,000. Hardware expense and other overhead expenses decreased by approximately $30,000. Compensation and benefits increased by approximately $323,000.

Project management expenses increased by 68% from $826,000 or 6% of total revenue for the year ended March 31, 2005 to $1.4 million or 8% of total revenue for the year ended March 31, 2006. The increase is related to $265,000 in payments to GFL which were allocated to project management. In addition, the increase includes approximately $219,000 in compensation and benefits, increased travel costs and other departmental overheads totaling approximately $83,000.

Technical support expenses increased by 49% from $1.5 million or 11% of total revenue for the year ended March 31, 2005 to $2.3 million or 13% of total revenue for the year ended March 31, 2006. The increase in compensation and benefits of $457,000 is due to an increase in the number of personnel, combined with compensation and benefits, as well as allocation of rent, communication and office expenses. In addition, technical support expenses included approximately $283,000 of payments to GFL and associated travel costs.

General and administrative expenses increased by 26% from $1.2 million or 8% of total revenue for the year ended March 31, 2005 to $1.5 million or 8% of total revenue for the year ended March 31, 2006. The increase is attributed to approximately $166,000 in compensation and benefits expenses. In addition, approximately $111,000 in additional expenses were incurred in professional fees — principally legal and advisory fees. Additional expense increases of approximately $25,000 were incurred in insurance fees, franchise and capital taxes, banking fees, provisions for bad debts and other miscellaneous expenses that are not otherwise allocated.

Amortization expense increased by approximately 46% from $1.2 million or 9% of total revenue for the year ended March 31, 2005 to $1.8 million or 10% of total revenue for the year ended March 31, 2006. The increase in expenses of $494,000 related to the amortization of property and equipment, including leasehold improvements. In addition, amortization of our website templates which we began purchasing from a related party supplier in 2005 accounted for an additional amortization expense of approximately $67,000 during fiscal 2006.

Interest income increased from an expense of approximately $15,000 for the year ended March 31, 2005, to income of approximately $23,000 for the year ended March 31, 2006. The increase was derived principally from the investment of cash resources in short-term bank deposits and from the difference between the interest imputed on a non-interest bearing debt instrument incurred at the time of the purchase of the customer list from a former customer in July 2003 and the interest expense related to the self-declaration of sales tax on certain purchases of capital assets.

Income tax expense was $1.1 million for the year ended March 31, 2006. This compares to an income tax recovery of $1.2 million recorded in fiscal 2005. The effective tax rate in fiscal 2006 was 35%. In fiscal 2005 we determined it was more likely than not we would utilize our accumulated tax losses and accordingly eliminated the valuation allowance previously established which resulted in the $1.2 million tax recovery.

Liquidity and Capital Resources

As of March 31, 2007, we had $27.4 million of cash and cash equivalents and $26.6 million in working capital, as compared to $3.0 million of cash and cash equivalents and $2.7 million in working capital as of March 31, 2006. Our primary source of liquidity is currently cash and cash equivalents while our cash flow from operations is expected to provide an on-going source of funding.

Net cash provided by operations in fiscal 2007 increased to $4.6 million from $3.7 million in 2006. Net income from operating activities decreased by $139,000 to $1.9 million as expenses, as a percentage of revenues grew. This growth in the operating expense ratio was largely due to an increase in personnel and wages in Sales & Marketing, Research and Development and Technical Support as well as the increased fees associated with becoming a public company. Items not involving cash increased by $1.0 million as amortization expense grew in line with our continued investment in infrastructure and intellectual property. In addition, non-cash stock based compensation increased by $184,000 as we adopted SFAS No. 123R effective April 1, 2006. Changes in operating assets and liabilities provided $673,000 of cash because of increases in current liabilities and income taxes payable as well as a decrease in accounts receivables. We currently expect cash flows from operations will continue to grow in fiscal 2008 as our business continues its profitable growth trend.

Net cash provided by financing activities was $22.2 million in fiscal 2007 as we received $22.0 million, net of fees and other related costs, from our sale of 4,830,000 of common shares in our initial public offering. Exercises of warrants and options provided an additional $322,000 while $156,000 was used to repay long term liabilities. In fiscal 2006 financing activities consumed $39,000 on the repayment of long-term liabilities. Other than the $1.1 million we expect to receive on the exercise of employee stock options, we do not believe that financing activities will be a significant source or use of cash in fiscal 2008.

Net cash used in investing activities in fiscal 2007 was $2.4 million compared to $2.5 million in 2006. In fiscal 2007, we purchased $1.6 million of equipment and invested $834,000 on the licensing of patents and the purchase of web design templates We currently believe we will continue investing to maintain and expand our physical and intellectual infrastructure. Accordingly, we anticipate our use of cash in investment activities in fiscal 2008 will exceed $2.0 million. This amount could increase significantly if we locate an appropriate acquisition candidate or candidates.

Based on our current commitments, plans and projected cash flows we believe that we have sufficient liquidity in the form of cash equivalents as well as cash flows from operations to finance our business growth, including sales and marketing expenses, research and development expenses and capital expenditures in both the short and longer term without the need for additional financing. Our current liquidity should also allow us to make additional investments in our application delivery platform, expand our portfolio of web service, expand further into the UK marketplace and make strategic investments of up to $20 million in complementary businesses, services, products and technologies that we determine are appropriate without the need for additional financing. Acquisitions, if any, in excess of $20 million would most likely require additional equity financing which may not be available at all or at a reasonable cost.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2007:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations(1)	$ 365	$ 72	$ 216	$ 77	$ –
Operating lease obligations(2)	2,265	696	1,479	90	–
Bandwidth and data centre purchase obligations	710	710	–	–	–
Other purchase obligations	34	16	16	2	–
Total	$ 3,374	$ 1,494	$ 1,711	$ 169	$ –
(1)

The long-term debt obligation is non-interest bearing and has been discounted by $28,000 in accordance with U.S. Generally Accepted Accounting Principles. We have estimated an amount that may be repaid in the next two years. However, actual repayments will be based on the cash flow generated by the purchased assets.

(2)	Our operating lease obligations consist of commitments under office space leases.

The commitment amounts set out in the preceding table are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used; fixed minimum or variable price provisions; and the approximate timing of the expenditures. Obligations under contract that we can cancel without a significant penalty are not included in the preceding table. During the course of the next fiscal year we expect to negotiate renewals for bandwidth and data center utilization that will result in higher operating expenses than the amounts implied in the preceding table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The operating results and cash flows that we generate through our revenue activities are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the relationship of the Canadian dollar to the U.S. dollar and to a very minor extent U.K. pounds. We have not entered into any hedging arrangements but we review our currency exposure periodically to ensure that our revenues in non-U.S. currencies are reasonably matched by expenses in those currencies. In fiscal 2007 revenue from customers outside the United States were approximately $9.8 million in Canada and $368,000 in the U.K.. Accordingly, in fiscal 2007, a 5% decrease in the average Canadian dollar exchange rate would have resulted in a $490,000 decrease in revenues. In fiscal 2007, the average value of the Canadian dollar was $1.1386 per U.S. dollar, a 4.8% increase over its value in our fiscal 2006.

Interest Rate Sensitivity

We had cash, and cash equivalents totaling $27.4 million at March 31, 2007. This amount was invested primarily in money market funds. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Based on the balance invested at year end an annualized 1% decrease in short-term interest rates would decrease net income by approximately $155,000.

Item 8.      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hostopia.com Inc.

We have audited the accompanying consolidated balance sheets of Hostopia.com Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hostopia.com Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(l) to the consolidated financial statements, the Company changed its method of accounting for employee share-based payments in 2007.

(signed) KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

June 26, 2007

HOSTOPIA.COM INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

March 31,	2007	2006

Assets

Current assets:

Cash and cash equivalents	$ 27,367,667	$ 3,038,217

Trade accounts receivable, net of allowance for

doubtful accounts of $114,755 (2006 - $48,650)	1,320,422	1,568,103
Deferred tax assets (note 7)	117,000	83,000
Prepaid expenses	377,242	268,969
Total current assets	29,182,331	4,958,289

Property and equipment, net of accumulated

amortization of $5,163,911 (2006- $4,273,828) (note 3)	2,922,677	3,173,715
Other assets	60,997	60,699

Intangible assets, net of accumulated amortization

of $1,594,348 (2006 - $842,272) (note 4)	1,690,284	1,608,605
Deferred tax assets (note 7)	1,101,000	481,000
Total assets	$ 34,957,289	$ 10,282,308

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$380,040	$272,456
Accrued liabilities	705,229	511,525
Payroll and other taxes payable	34,956	25,881
Income taxes payable	269,020	155,000
Current portion of deferred lease inducements (note 12)	79,900	79,900
Deferred revenue	983,299	923,206
Current portion of long-term liability (note 2)	72,000	260,000
Total current liabilities	2,524,444	2,227,968
Deferred lease inducements (note 12)	237,035	298,538
Long-term liability (note 2)	292,957	243,639
Total liabilities	3,054,436	2,770,145

Series A redeemable, convertible preferred shares (note 8):

Authorized: 10,000,000 convertible preferred shares

Issued and outstanding: Nil (2006 - 2,127,658 Series A shares)	–	5,170,448

Stockholders’ equity:

Capital stock (note 9):

Authorized: 30,000,000 common shares, par value $0.0001

Issued and outstanding: 11,097,251 common shares	217,069	216,362
Additional paid-in capital	31,054,703	3,384,339
Deferred stock-based compensation	–	(26,179)
Accumulated other comprehensive loss	(43,881)	(43,881)
Retained Earnings (Deficit)	674,962	(1,188,926)
Total stockholders’ equity	31,902,853	2,341,715

Commitments, contingencies and guarantees (note 13)

Subsequent events (note 15)
Total liabilities and stockholders’ equity	$ 34,957,289	$ 10,282,308

See accompanying notes to consolidated financial statements.

HOSTOPIA.COM INC.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

Year Ended March 31,	2007	2006	2005

Revenues:

Web hosting and applications services	$ 21,624,337	$ 17,295,329	$ 13,351,322
Other services	845,327	661,578	953,147
Total revenues	22,469,664	17,956,907	14,304,469

Cost of revenues:

Web hosting and application services	2,563,605	1,756,263	1,945,516
Other services	356,636	246,353	397,168
Total cost of revenues	2,920,241	2,002,616	2,342,684
19,549,423	15,954,291	11,961,785

Expenses:

Sales and marketing(1)	4,776,483	3,898,904	3,012,065
Research and development(1)	3,069,528	2,107,626	2,167,822
Project management(1)	1,715,568	1,393,215	826,469
Technical support(1)	3,005,801	2,258,511	1,518,443
General and administrative(1)	1,906,903	1,451,251	1,149,621
Amortization of intangible assets	752,076	332,242	265,117
Amortization of property and equipment	1,848,379	1,463,490	969,148
17,074,738	12,905,239	9,908,685
Income before the undernoted	2,474,685	3,049,052	2,053,100
Interest income	534,027	27,566	6,023
Interest expense	(16,824)	(4,566)	(21,326)
Income before income taxes	2,991,888	3,072,052	2,037,797

Income taxes (recovery) (note 7):

Current	1,632,000	455,000	777,058
Deferred	(504,000)	614,000	(1,955,058)
1,128,000	1,069,000	(1,178,000)
Net income and comprehensive income	$1,863,888	$ 2,003,052	$3,215,797

Net income per share (note 11):

Basic	$0.27	$0.47	$0.77
Diluted	0.23	0.28	0.47

Weighted average number of common shares outstanding:

Basic	6,714,560	4,032,336	4,032,336
Diluted	8,237,754	6,683,836	6,577,829
(1)	Stock-based compensation is included in

operating expenses as follows:

Sales and marketing	$129,042	$19,956	$24,118
Research and development	21,095	–	–
Project management	18,713	–	–
Technical support	17,530	–	–
General and administrative	17,778	–	–
$204,158	$19,956	$24,118

See accompanying notes to consolidated financial statements.

HOSTOPIA.COM INC.

Consolidated Statements of Stockholders’ Equity (Deficiency)

(Expressed in U.S. dollars)

	Capital Stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated other comprehensive loss	Retained Earnings (Deficit)	Total Stockholders’ equity (deficiency)
	Number	Amount
Balance, March 31, 2004	4,032,336	$216,362	$3,564,615	$(23,353)	$(43,881)	$(6,407,775)	$(2,694,032)
Stock-based compensation	–	–	46,900	(46,900)	–	–	–
Amortization of stock-based compensation	–	–	–	24,118	–	–	24,118
Present value of future dividends on preferred shares (note 8)	–	–	(112,384)	–	–	–	(112,384)
Net income	–	–	–	–	–	3,215,797	3,215,797

Balance, March 31, 2005	4,032,336	216,362	3,499,131	(46,135)	(43,881)	(3,191,978)	433,499
Amortization of stock-based compensation	–	–	–	19,956	–	–	19,956
Present value of future dividends on preferred shares (note 8)	–	–	(114,792)	–	–	–	(114,792)
Net income	–	–	–	–	–	2,003,052	2,003,052

Balance, March 31, 2006	4,032,336	216,362	3,384,339	(26,179)	(43,881)	(1,188,926)	2,341,715
Stock-based compensation adjustment SFAS No. 123R	–	–	(26,179)	26,179	–	–	–
Amortization of stock-based compensation	–	–	204,158	–	–	–	204,158
Present value of future dividends on preferred shares (note 8)	–	–	(71,034)	–	–	–	(71,034)
Issuance of common shares on exercise of options	47,257	5	130,490	–	–	–	130,495
Issuance of common shares on exercise of warrants	60,000	6	191,994	–	–	–	192,000
Issuance of common shares pursuant to Initial Public Offering	4,830,000	483	21,951,035	–	–	–	21,951,518
Excess tax benefits from stock-based compensation	–	–	48,631	–	–	–	48,631
Conversion of preferred shares	2,127,658	213	5,241,269	–	–	–	5,241,482
Net income	–	–	–	–	–	1,863,888	1,863,888

Balance, March 31, 2007	11,097,251	$217,069	$31,054,703	–	$(43,881)	$674,962	$31,902,853

See accompanying notes to consolidated financial statements.

HOSTOPIA.COM INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

Year Ended March 31,	2007	2006	2005

Operating activities:

Net income	$ 1,863,888	$ 2,003,052	$ 3,215,797

Items which do not involve cash:

Amortization	2,600,455	1,795,732	1,234,265
Stock-based compensation	204,158	19,956	24,118

Excess tax benefits from stock-based

compensation	(48,631)	–	–
Non-cash interest	16,824	–	21,326
Deferred income taxes	(654,000)	614,000	(1,178,000)
Deferred lease inducements	(61,503)	63,492	(29,443)

Change in operating assets and liabilities:

Trade accounts receivable	254,034	(1,098,741)	(144,709)
Prepaid expenses	(106,979)	(17,821)	(94,016)
Increase in other assets	–	(36,542)	–
Accounts payable	105,093	(17,259)	(152,534)
Accrued liabilities	192,322	108,412	(82,357)
Payroll taxes and other taxes payable	6,638	(10,535)	4,660
Income taxes payable	162,651	155,000	–
Deferred revenue	57,365	78,163	88,371
Net cash provided by operating activities	4,592,315	3,656,909	2,907,478

Financing activities:

Proceeds from exercise of stock options	130,495	–	–
Proceeds from exercise of warrants	192,000	–	–
Stock issuance on initial public offering	21,951,518	–	–
Repayment of long-term liabilities	(155,506)	(38,864)	(308,793)

Excess tax benefits from stock-based

compensation	48,631	–	–
Net cash from (used in) financing activities	22,167,138	(38,864)	(308,793)

Investing activities:

Acquisition of property and equipment	(1,597,341)	(2,080,937)	(1,824,680)
Acquisition of customer lists (note 2)	–	(151,400)	(220,556)
Acquisition of intellectual property	(833,755)	(240,454)	(111,424)
Net cash used in investing activities	(2,431,096)	(2,472,791)	(2,156,660)
Effect of currency translation on cash balances	1,093	(4,267)	34,821
Increase in cash and cash equivalents	24,329,450	1,140,987	476,846
Cash and cash equivalents, beginning of year	3,038,217	1,897,230	1,420,384
Cash and cash equivalents, end of year	$ 27,367,667	$ 3,038,217	$ 1,897,230

Supplemental cash flow information:

Interest paid	$16,824	$4,566	$–
Income taxes paid	1,619,350	300,000	–

See accompanying notes to consolidated financial statements.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

Hostopia.com Inc. (the “Company”) was incorporated in the State of Delaware and has developed application software for web hosting and applications services, e-mail and e-commerce that is marketed to users via the Internet.

1.	Significant accounting policies:
(a)	Basis of presentation:

These consolidated financial statements include the accounts of the Company and its subsidiaries, BlueGenesis.com Corp. and Internet Names for Business Inc., which are wholly owned. All material intercompany accounts and transactions and balances have been eliminated.

These consolidated financial statements are stated in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)	Revenue recognition:

The Company’s revenue is derived from web hosting and applications services, Internet private label domain name registration and services.

Web hosting and applications services revenue consists of fixed fees earned and recognized on a monthly basis by leasing server space and Web services to companies and individuals wishing to have a Web or e-commerce presence. Incremental fees for excess bandwidth usage or data storage are billed and recognized as revenue in the period customers utilize such services. Up-front set-up fees are deferred and recognized in income on a straight-line basis over the term of the underlying service contract.

Other services revenue consists of registration fees and other service income.

Registration fees charged to end-users for domain name registration services are recognized upon registration of the domain name. End-users typically pay for domain registrations with credit cards. A provision for chargebacks from credit card carriers is included in accrued liabilities and deducted from gross registration fees. Service revenue is earned and recognized as revenue on a time and materials basis as the services are provided.

Fees that have been paid but do not yet qualify for recognition as revenue under the Company’s revenue recognition policy are presented as deferred revenue on the Company’s consolidated balance sheets.

(c)	Cash and cash equivalents:

Cash and cash equivalents include highly liquid instruments with an original maturity of less than 90 days. The carrying amount of cash equivalents is stated at cost which approximates its fair value.

(d)	Allowance for doubtful accounts:

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company conducts on-going credit evaluations of its customers’ payment history and current credit worthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible and, for those receivables not specifically identified as uncollectible, an allowance is maintained for a specific per percentage of those receivables based upon the aging accounts, the Company’s historical collection experience and current economic expectations.

(e)	Property and equipment:

Property and equipment are recorded at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the following estimated useful lives:

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):

Computer hardware and software	3 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	lesser of term of lease or
Estimated useful life
(f)	Intangible assets:

Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives as follows:

Customer lists	3 - 5 years
Other	3 years
(g)	Impairment of long-lived assets:

Long-lived assets, including property and equipment and intangible assets with finite lives, are amortized over their useful lives. The Company periodically reviews the useful lives and the carrying values of its long-lived assets for continued appropriateness. The Company performs an impairment assessment of long-lived assets held for use whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows from the use and eventual disposition of the asset group is less than its carrying amount, it is considered to be impaired. An impairment loss is measured at the amount by which the carrying amount of the asset group exceeds its fair value, which is estimated as the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

(h)	Prepaid expenses:

Included in prepaid expenses is the cost of domain names, tradeshows and insurance which is paid for in advance.

(i)	Lease inducements:

Lease inducements are deferred and amortized against rent expense on a straight-line basis over the term of the applicable lease.

(j)	Functional currency:

The U.S. dollar is the functional currency of the Company and of its subsidiaries as the majority of their revenues and non wage expenditures are denominated in U.S. dollars. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in the result of operations in the year in which they are incurred.

(k)	Research and development costs:

Costs related to research, design and development of software products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. To date, completing a working model of the Company’s product and the general release of the product has substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(l)	Share-based payments:

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors in respect of our stock option plans based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”.

Prior to the adoption of SFAS 123R, we had elected to apply the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, in respect of stock option grants to employees we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Under APB 25 compensation expense for stock options was measured as the excess, if any, of the fair value of our common stock at the date of grant over the stock option exercise price and so prior to April 1, 2006 we recognized no compensation expense for stock options issued to employees.

The table below sets out the pro forma amounts of net income per share that would have resulted in the years ended March 31, 2006 and 2005 if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

	2006	2005

Net income as reported	$ 2,003,052	$ 3,215,797
Cumulative dividends on redeemable,
convertible preferred shares	(114,792)	(112,384)

Basic and diluted net income	1,888,260	3,103,413
Stock-based compensation expense	(126,506)	(121,202)
Pro forma income	$ 1,761,754	$ 2,982,211

Net income per share - basic:
As reported	$ 0.47	$ 0.77
Pro forma	0.44	0.74
Net income per share - diluted:
As reported	0.28	0.47
Pro forma	0.26	0.45

Under SFAS No. 123, the estimated fair value of options for the pro forma calculation was determined using the Black-Scholes option pricing model with the following assumptions:

	2006	2005

Risk-free rate	2.75% - 3.75%	4.0% - 4.4%
Expected option life	7 years	7 years
Dividend yield	–	–
Volatility factor	75%	80%
Weighted average grant date fair value of option granted	$ 6.40	$ 4.68

The pro forma amount was amortized over the vesting period on a straight line basis.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):

The risk-free interest rate was based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The volatility of stock options was based on an average of historical volatility of a peer group of companies comparable to the Company. The expected life of the Company’s options was based on the contract term as the Company was private and it was expected the options could well be held to maturity. The dividend yield reflected the fact that the Company has never declared or paid any cash dividends and did not anticipate paying cash dividends in the future. Under SFAS No. 123 no forfeiture rate was estimated. Rather, the expense was adjusted as forfeitures occurred.

We have adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective method stock-based compensation expense recognized in our Consolidated Statement of Operations for fiscal 2007 includes compensation expense for share-based awards granted prior to, but not yet vested, as of March 31, 2006 as well as compensation expense for the share-based payment awards granted subsequent to March 31, 2006.

Under SFAS No. 123R, we estimate the fair value of each stock option grant on the date of grant using the Black-Scholes-Merton option pricing model based on assumptions in respect of: (1) the expected term of the share option, (2) the expected volatility of the stock during the expected term of the share option, (3) the dividend rate during the expected term of the share option, and (4) the risk-free rate during the expected term of the share option. We then recognize share-based compensation by amortizing the aggregate grant date fair values, less estimated forfeitures, over the vesting period on a straight-line basis. As stock-based compensation expense recognized in our Consolidated Statement of Operations for fiscal 2007 is based on awards ultimately expected to vest, the expense has been reduced for estimated forfeitures at the time of grant. We will adjust this estimate up or down to reflect actual forfeitures, and, finally the actual number of awards that vest.

Under SFAS No. 123R we will also recognize the benefits of tax deductions in excess of those previously recognized as additional paid in capital. Such a benefit will be recognized as a financing cash flow in our Consolidated Statement of Cash Flows.

Based upon the Company’s analysis of the requirements of SFAS No. 123R, we reclassified unamortized deferred compensation of $26,179 related to the issuance of unvested common stock awards to consultants that was previously reported as a contra amount in the equity section of the balance sheet to additional paid-in capital. No other adjustments were required as the estimated expected forfeiture rate in respect of the options issued to consultants and expensed under SFAS No. 123 was zero.

As a result of adopting Statement 123R on April 1, 2006, our income before income taxes and net income for fiscal 2007 were $185,820 and $115,826 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for fiscal 2007 were $0.02 and $0.01 lower, respectively, than if we had continued to account for share-based compensation under APB 25.

The table below sets out the pro forma amounts of net income (loss) and net income (loss) per share that would have resulted if the Company had elected to account for its employee stock plans under the fair value recognition provisions of Statement 123 prior to April 1, 2006 and amortized this fair value on a straight-line basis over the vesting period:

See Note 10 in these Consolidated Financial Statements for further information regarding our stock-based compensation plans.

(m)	Net income per share:

Basic net income per share is calculated using the weighted average number of common shares outstanding during the year. Diluted net income per share is calculated using the weighted average number of common shares plus the dilutive potential common shares outstanding during the year. Anti-dilutive potential common shares are excluded. Potential common shares consist of stock options (note 10) and warrants issued (note 9), for which the potential dilutive effect is computed using the treasury stock method, and redeemable convertible preferred shares (note 8).

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(n)	Income taxes:

The Company provides for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance is recorded to reduce deferred income tax assets to an amount, in the opinion of management that is more likely than not to be realized. Management considers factors, such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies and other factors in the determination of the valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the year that includes the enactment date.

(o)	Financial instruments and concentration of credit risk:

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and payroll and other taxes payable approximate their fair values due to their short-term nature.

The fair value of the long-term liability approximates its carrying value as it has been discounted at a market interest rate.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company performs periodic credit evaluations of the financial condition of its customers. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers. As at March 31, 2007, 3 customers had a balance greater than 10% of the Company’s total accounts receivable, totaling 59%. As at March 31, 2006, 4 customers had a balance greater than 10% of the Company’s total accounts receivable totaling 71%.

(p)	Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets, valuation of allowances for accounts receivable and deferred income taxes. Actual results could differ from those estimates.

(q)	Asset retirement obligations:

The Company accounts for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. The Company did not have any asset retirement obligations in 2007, 2006 or 2005.

(r)	Guarantees:

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, which requires certain disclosures of obligations under guarantees and the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company did not provide any guarantees in 2007, 2006 or 2005.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(s)	Consolidation of variable interest entities:

The Company accounts for variable interest entities in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities Revised (“FIN 46R”). FIN 46R addresses the consolidation of certain entities that are subject to control on a basis other than ownership of voting interests. The Company held no interest in any entities subject to control on a basis other than ownership of voting interests in 2007, 2006 or 2005.

(t)	Comprehensive income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended March 31, 2007, comprehensive income was equal to the net income.

(u)	Changes in accounting policies effective April 1, 2006:
(i)

In December 2004, the FASB issued Statement No. 153, Exchange of Non-Monetary Assets - an Amendment of APB Opinion 29 (“Statement 153”). Accounting Principles Board Opinion No. 29 (“APB 29”) is based on the principle that exchanges of non-monetary assets generally should be measured based on the fair value of assets exchanged, except in certain circumstances. Statement 153 amends APB 29 to eliminate the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The standard is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005 and will be applied prospectively. The adoption of this standard did not have a material effect on the consolidated financial statements.

(ii)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement No. 109” (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities. The amount recognized would be the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability would be recognized for any benefit claimed, or expected to be claimed, on the excess. Discussion will also be required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. FIN 48, is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s consolidated financial statements is currently being evaluated.

(iii)

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 108 (SAB No. 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by the Company in the fourth quarter of 2007 did not have a material effect on our consolidated financial statements.

(v)	Recent accounting pronouncement not yet adopted:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for us beginning in fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial condition, results of operations or cash flows.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

2.	Asset acquisitions:

On January 31, 2006, the Company entered into an agreement to purchase a customer list from one of its customers for $1,132,000. The Company paid $151,400 on closing.

Future payments to be applied against the purchase price will be determined as a percentage of actual web hosting revenue generated by the purchased accounts as follows: the Company will pay out 37.5% of collected revenue from the customer during the first six months following closing, 25.0% for the following six months, and 12.5% thereafter, until such time as the total payments equal the purchase price.

After deducting the value of the account receivable owed from the customer and the liability for future services assumed associated with the hosted accounts, the remaining amount of $570,533 has been recorded as a non interest bearing liability. This amount has, therefore, been discounted at the rate of 5% per annum. Accordingly, the value of the customer list and the long-term liability has been reduced by $28,030, being the estimated interest over the expected two-year life of the long-term liability. This amount is accreted as interest expense over the expected two-year life of the long-term liability.

At March 31, 2007, the remaining liability is as follows:

Total	$ 364,957
Less current portion	72,000
$ 292,957

The customer list is being amortized on a straight-line basis over its three-year estimated useful life commencing February 1, 2006.

Purchase price:
Customer list	$ 1,103,970
Liability for future services	(243,468)
$ 860,502

Consideration given:
Cash	$ 151,400
Trade receivables	166,599
Long-term liability	542,503
$ 860,502

3.	Property and equipment:

		Accumulated	Net book
2007	Cost	amortization	value

Computer hardware and software	$ 7,088,272	$ 4,576,422	$ 2,511,850
Furniture and fixtures	518,931	334,983	183,948
Leasehold improvements	479,385	252,506	226,879
	$ 8,086,588	$ 5,163,911	$ 2,922,677

		Accumulated	Net book
2006	Cost	amortization	value
Computer hardware and software	$ 6,293,008	$ 3,626,400	$ 2,666,608
Furniture and fixtures	659,635	457,948	201,687
Leasehold improvements	494,900	189,480	305,420
	$ 7,447,543	$ 4,273,828	$ 3,173,715

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

4.	Intangible assets:
		Accumulated	Net book
2007	Cost	amortization	value

Customer lists	$ 2,037,868	$ 1,198,039	$ 839,829
Patents	661,925	88,256	573,669
Intellectual property	584,839	308,053	276,786
	$ 3,284,632	$ 1,594,348	$ 1,690,284

		Accumulated	Net book
2006	Cost	amortization	value
Customer lists	$ 2,037,868	$ 677,742	$ 1,360,126
Intellectual property	413,009	164,530	248,479
	$ 2,450,877	$ 842,272	$ 1,608,605

The following table shows the estimated amortization expense for each of the next five years, assuming no further additions to acquired intangible assets are made:

2008	$ 820,942
2009	527,723
2010	162,527
2011	132,384
2012	44,133
$ 1,687,709
5.	Credit facility:

The Company has obtained a revolving demand operating line of credit of Cdn. $1,000,000, bearing interest at Canadian prime from a Canadian chartered bank. This facility is secured by a General Security Agreement on the assets of the Company and is subject to certain financial and non-financial covenants, the most significant of which include current ratio, tangible net worth and leverage ratio. There are no borrowings under this facility at March 31, 2007.

6.	Related party transactions:

The Company completed transactions with one of its stockholders in the normal course of operations. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties as set out below. In addition, the Company has a commitment to purchase future services from the stockholder, as described in note 13.

In March 2005, the Company’s principal stockholders purchased a majority interest in a supplier of templates, images and outsourced operations to the Company (the “Supplier”). Templates and images purchased by the Company are recorded as other intangible assets and amortized over their estimated useful lives (note 4). The Company and the Supplier have entered into an agreement, whereby each company is obligated to jointly develop images for use in the business of the Company and for sale to others. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties, as set out below. The Company will earn a 10% commission on sales of these images by the Supplier to the Company’s customer base. Each company has indemnified the other for losses on claims against either company.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

6.	Related party transactions (continued):

Aggregate related party transactions and balances are as follows:

	2007	2006
Balance sheets

Accounts receivable	$ 7,107	$ 26,654
Accounts payable	125,780	17,990

	2007	2006	2005
Statements of operations

Web hosting and applications
services revenue	$ 2,205,678	$ 1,890,339	$ 1,640,124
Bandwidth	733,245	592,996	821,272
Outsourced services	1,407,709	890,152	406,260
Telephone services	202,447	119,980	120,099
7.	Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to net income before income taxes. The sources and tax effects of the differences are as follows:

	2007	2006	2005
Income before provision for
income taxes	$ 2,991,888	$ 3,072,052	$ 2,037,797
Basic U.S. federal rate applied to income
before provision for income taxes	$ 1,017,242	$ 1,044,606	$ 692,851
State taxes, net of federal benefit	48,872	44,606	25,890
Non-deductible amounts	1,802	24,259	10,234
Increase (decrease) in valuation
allowance	–	–	(1,955,058)
Other	60,084	(44,363)	48,083
Total income taxes (recovery)	$ 1,128,000	$ 1,069,000	$ (1,178,000)

Income tax expense attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended December 31, 2007:
U.S. federal	$ 474,400	$ (307,035)	$ 167,365
State and local	198,600	(73,965)	124,635
International	959,000	(123,000)	836,000
	$ 1,632,000	$ (504,000)	$ 1,128,000

Year ended December 31, 2006:
U.S. federal	$ 408,000	$ 550,578	$ 958,578
State and local	47,000	63,422	110,422
International	–	–	–
	$ 455,000	$ 614,000	$ 1,069,000

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

7.	Income taxes (continued):
	Current	Deferred	Total
Year ended December 31, 2005:
U.S. federal	$ 701,539	$ (1,765,055)	$ (1,063,516)
State and local	75,519	(190,003)	(114,484)
International	–	–	–
	$ 777,058	$ (1,955,058)	$ (1,178,000)

Pre-tax income from foreign operations was $2,656,924, $1,877,635 and $112,665 for the years ended March 31, 2007, 2006 and 2005, respectively.

Significant components of the Company’s deferred tax assets are as follows:

	2007	2006
Property and equipment	$ 520,000	$ 320,000
Intellectual property	426,000	161,000
Other	272,000	83,000
Deferred tax assets	$ 1,218,000	$ 564,000

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at March 31, 2007, the Company will need to realize approximately $3,400,000 in tax expenses in excess of amounts currently expensed by the Company for accounting purposes. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

	2007	2006
Authorized:
10,000,000 Series A redeemable, convertible
preferred shares
Issued:
Nil (2006 - 2,127,658 Series A redeemable,
convertible preferred shares	$ –	$ 5,170,448

In December 2001, the Company issued 851,063 Series A redeemable, convertible preferred shares for proceeds of $2,000,000, and incurred share issuance costs of $301,046, resulting in net proceeds of $1,698,954. An additional 1,276,595 Series A redeemable, convertible preferred shares were issued on conversion of stockholders’ advances and loans payable of $3,000,000.

The holders of the redeemable preferred shares were entitled to receive dividends, when declared by the Board of Directors of the Company, at the annual rate of 8%. Dividends on the Series A preferred shares shall not be cumulative, except that if the Company has not consummated a Qualified Liquidity Event, as defined, prior to December 1, 2006, the dividends shall become cumulative after December 1, 2006. To date, there have been no dividends paid or declared by the Company.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

8.	Redeemable, convertible preferred shares (continued):

The Series A preferred shares were being accreted annually at a rate of 2.2%, with a charge to additional paid-in capital, for the cumulative dividends that were scheduled to begin to accrue after December 1, 2006. The Company accreted dividends of $71,034, $114,792 and $112,384 in 2007, 2006 and 2005, respectively.

Concurrent with the Company’s Initial Public Offering on November 10, 2006, the Series A preferred shares were converted into common shares on a one for one basis. Accordingly, the original values of the shares together with the accreted dividends were transferred to shareholders’ equity as $212.77 of par value to capital stock and $5,241,595 of additional paid-in capital.

9.	Capital stock:

All common share amounts have been restated to give effect to the one-for-five share consolidation approved at a special stockholders’ meeting held on May 18, 2006.

	2007	2006
Authorized:
30,000,000 common shares, par value $0.0001
Issued:
11,097,251 common shares; (2006: 4,032,336 common shares)	$ 217,069	$ 216,363
(a)

On November 10, 2006, the Company completed its initial public offering (“IPO”) in which it sold 4,200,000 common shares at a price of $5.30 (Cdn$6.00) per share. A total of $22,283,137 (Cdn$25,200,000) in gross proceeds was raised in the IPO. After deducting the underwriters’ commission and offering expenses of $3,422,680, net proceeds of the IPO were $18,860,457. All 2,127,658 outstanding shares of the Company’s Series A redeemable, convertible preferred shares were converted into shares of common stock, on a one-for-one basis, at the closing of the IPO.

On December 7, 2006, the underwriters exercised their option to purchase an additional 15% of the common shares issued in the IPO or 630,000 shares at a price of Cdn$6.00 per share. A total of $3,091,352 (Cdn$3,553,200) was raised after deducting the underwriters’ commission.

(b)	On December 21, 2006, the Company issued 60,000 common shares pursuant to the exercise of warrants in the amount of $192,000.
(c)	During the year, the Company issued 47,257 common shares pursuant to the exercise of stock options in the amount of $130,495
(d)	On November 10, 2006, on completion of our initial public offering, the Series A convertible preferred shares were automatically converted into 2,127,658 common shares with a par value of $212.77.
(e)

During 2005, the Company awarded 10,000 stock options to a consultant in recognition of service to the Company. The Company measures the compensation cost of these options based on the estimated fair value at the grant date using the Black-Scholes fair value option pricing model. The Company did not issue any stock options to consultants in 2007 or 2006. The following assumptions were used to calculate the fair values:

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

9.	Capital stock (continued):

2005

Number of options issued	10,000
Risk-free rate	4.0%
Dividend yield	Nil
Volatility factor	80.0%
Expected option life (in years)	7.0
Grant date fair value of options granted	$4.70
10.	Share-based payments and related stock option plans:

2000 Stock Option Plan:

All common share amounts have been restated to give effect to the one-for-five share on May 18, 2006. Under the terms of the Company’s 2000 Stock Option Plan the Board of Directors of the Company were able to grant options to its employees, non-employees and officers for up to 900,000 common shares. The exercise price of each option equals a price that is not less than the price of the Company’s stock on the date of grant and an option’s maximum term is seven years. Options vest over a three-year period from the date of grant.

2006 Stock Option Plan

On June 26, 2006, the Company’s Board of Directors approved, for presentation to the shareholders, the termination and replacement of the Company’s 2000 Stock Option Plan with the 2006 Stock Option Plan. At the Company’s Annual General Meeting the shareholders approved the 2006 Stock Option Plan and the termination of the 2000 Stock Option Plan. Under the terms of the 2006 Stock Option Plan, the Company is permitted to issue stock options and stock appreciation rights to eligible participants for up to 10% of the total outstanding shares of common stock. The exercise price of each option equals a price that is not less than the five day volume weighted price of the Company’s stock on the date of grant. An option’s maximum term is seven years. Options vest on a graded basis over a three year period from the date of grant.

At March 31, 2007 a total of 1,109,725 common shares were reserved for issuance under the 2000 and 2006 Stock Option Plans.

In 2007, the Company granted 10,000 options on May 18, 2006, and 32,500 options on February 23, 2007 at prices of $10.95 and $5.41 respectively, being the fair value of the common shares on those dates.

The estimated fair value of option on the grant days were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2007	2006	2005
Risk-free rate	4.65-4.77%	2.75% - 3.75%	4.0% - 4.4%
Expected option life	5 years	7 years	7 years
Dividend yields	Nil	Nil	Nil
Volatility factor	67%	75%	80%
Weighted average grant date
fair value of option granted	$4.01	$6.40	$4.68

As of March 31, 2007, there was $306,470 of total unrecognized compensation cost related to unvested option awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

10.	Share-based payments and related stock option plans (continued):

In fiscal 2007 the intrinsic value of the 47,257 stock options exercised was $129,236. Cash received on exercise totaled $130,495 in fiscal 2007. No options were exercised in fiscal 2006 or 2005. It is our policy to issue new shares from treasury to satisfy share option exercises.

The following table summarizes the stock option activity in fiscal, 2007, 2006 and 2005.

	Number of	Weighted	Weighted	Total
	common shares	average	average	intrinsic
	under stock	exercise price	grant date	value
	option plan	per share	fair value
Outstanding, March 31, 2004	764,640	$ 2.90
Granted	68,200	6.25	$4.68
Forfeited	(14,440)	3.80

Outstanding, March 31, 2005	818,400	3.15
Granted	58,040	8.87	6.40
Forfeited	(37,160)	5.25

Outstanding, March 31, 2006	839,280	3.45
Granted	42,500	6.71	4.01
Exercised	(47,257)	2.76
Forfeited	(24,203)	6.12

Outstanding, March 31, 2007	810,320	$ 3.58		$ 1,589,517

Excess tax benefits of $48,631 related to the exercise of options in fiscal 2007 was booked to additional paid in capital and recognized as cash flow from financings. A tax benefit of $76,824 was recognized in fiscal 2007. No tax benefit was recognized in previous years.

The following table summarizes the information about stock options outstanding and exercisable at March 31, 2007:

	Outstanding			Exercisable
	Weighted		Weighted		Weighted
	average		Average		Average
	remaining		exercise		exercise
Exercise price	contractual	Number	price	Number	price
per share	life (years)	outstanding	per share	outstanding	per share
$ 2.75	0.50	589,440	$ 2.75	589,440	$ 2.75
$ 3.05	2.72	25,420	3.05	25,420	3.05
$ 3.35	3.25	15,000	3.35	15,000	3.35
$ 3.75	3.42	40,780	3.75	40,780	3.75
$ 5.00	3.67	4,860	5.00	4,860	5.00
$ 5.50	3.92	6,100	5.50	6,100	5.50
$ 5.75	4.42	19,580	5.75	13,053	5.75
$ 6.50	4.67	13,540	6.50	9,027	6.50
$ 7.00	4.92	8,300	7.00	5,533	7.00
$ 8.75	5.67	28,800	8.75	–	–
$ 9.50	5.92	18,500	9.50	–	–
$ 10.95	6.08	7,500	10.95	–	–
$ 5.41	6.92	32,500	5.41	–	–
	1.61	810,320	$ 3.58	709,213	$ 3.01

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

10.	Share-based payments and related stock option plans (continued):

At March 31, 2007 the 709,214 exercisable options had a weighted average remaining term of 1.0 years and a total intrinsic value of $1,589,517.

11.	Net income per share:

The following table sets forth the computation of net income per share:

	2007	2006	2005
Basic and diluted net income per share:
Net income	$ 1,863,888	$ 2,003,052	$ 3,215,797
Cumulative dividends on
redeemable, convertible
preferred shares	(71,034)	(114,792)	(112,384)

Basic and diluted net income	$ 1,792,854	$ 1,888,260	$ 3,103,413
Basic net income per share	$ 0.27	$ 0.47	$ 0.77
Diluted net income per share	$ 0.23	$ 0.28	$ 0.47

Weighted average number of shares
outstanding:
Basic	6,714,560	4,032,336	4,032,336
Effect of dilutive securities:
Series A redeemable, convertible
preferred shares	1,299,912	2,127,658	2,127,658
Stock options	205,889	487,993	390,104
Warrants	17,393	35,849	27,731
	8,237,754	6,683,836	6,577,829

During 2007, 2006 and 2005, the calculation did not include 117,295, 32,560 and 71,320 options, respectively, as the effect would have been anti-dilutive.

12.	Deferred lease inducements:

In 2006, the Company entered into a long-term lease agreement for office space that included certain lease inducements. These inducements included leasehold improvements funded by the lesser in the amount of $180,000, a rent-free period of six months, and rent escalation.

13.	Commitments and contingencies:

The Company is committed to payments under operating leases for its premises through August 2012 and certain minimum payments with respect to its lease of data centre space, the purchase of bandwidth and certain revenue contracts. Annual payments for the fiscal years ending March 31 are as follows:

2008	$ 1,422,000
2009	714,000
2010	515,000
2011	266,000
2012	91,000
2013	1,000
$ 3,009,000

Rent expense recorded in 2007 was $529,430 (2006 - $487,782; 2005 - $359,655).

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

13.	Commitments and contingencies (continued):

In the ordinary course of business, and included in the above commitment schedule, the Company has entered into an agreement with one of its stockholders to acquire bandwidth and data centre services from December 2004 to November 2007. The remaining aggregate minimum payment obligation amounts to Cdn$414,922.

In the normal course of its operations, the Company may be subject to litigation and claims from time to time. Management believes that adequate provisions have been recorded in the accounts where required. Although it is not possible to estimate the extent of potential costs, if any, management believes that the ultimate resolution of such contingencies would not have a material adverse effect on the Company’s results of operations, financial position or on its liquidity.

14.	Enterprise wide information:

The Company operates in a single reportable operating segment, that is, the development of application software for web hosting and applications services, e-mail and e-commerce that is marketed to users via the Internet. The single reportable operating segment primarily derives its revenue from the provision of web hosting and applications services, domain name registrations and services. As at March 31, 2007, 11% (2006 - 35%; 2005 - 35%) of all assets related to the Company’s operations were located in Canada and the remainder located in the U.S. As at March 31, 2007, 69% (2006 - 70%; 2005 - 68%) of all long-lived assets related to the Company’s operations were located in Canada and the remainder located in the U.S. Revenue attributable to geographic location is based on the location of the customer and was as follows:

	2007	2006	2005
Canada	$ 9,804,969	$ 8,534,493	$ 7,462,184
United States	12,296,483	9,348,410	6,842,285
United Kingdom	368,212	74,004	–
	$ 22,469,664	$ 17,956,907	$ 14,304,469

For the year ended March 31, 2007, revenue greater than 10% was derived from one customer in the amount of $2,734,255.

15.	Subsequent events:
(a)

Effective May 2, 2007, the Company acquired certain intellectual property for cash from Nexthaus, Inc. a US-based developer of leading-edge software applications for mobile devices. The acquired software uses wireless communications to synchronize data between computers and mobile devices, such as calendar and contact updates from a desktop to a smart phone. $950,000 was paid on closing. An additional $200,000 is payable in one year on achievement of stipulated revenue targets. In addition, 15% of certain designated revenue will be payable on a reseller basis until May 2, 2010.

(b)

Effective June 1, 2007. the Company purchased the remaining templates, images and marketing software from GeeksForLess Inc., a related party, for $232,921 (Cdn$247,000) in cash, which amount was considered to be fair market value.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2007, 2006 and 2005

16.	Supplementary information:
		Charged to
		(recovered)
	Balance at	costs and	Write-offs	Balance at
	beginning of year	expenses	during year	end of year
Allowance for doubtful accounts

2007	$ 48,650	$ 72,105	$ (6,000)	$ 114,755
2006	54,316	27,848	(33,514)	48,650
2005	21,400	32,916	-	54,316

Quarterly Results of Operations

The following table sets forth the selected unaudited quarterly consolidated statements of operations data for the eight quarters ended March 31, 2007, as well as each line item expressed as a percentage of total revenue. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included in this form 10-K an, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended,
	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
	(unaudited) (in thousands, except per share data)

Total revenues	$5,865	$5,617	$5,586	$5,402	$5,082	$4,483	$4,321	$4,071

Cost of revenues	840	710	723	648	596	499	464	443

Gross profit	5,025	4,907	4,863	4,754	4,486	3,984	3,857	3,628

Operating expenses
Sales and marketing	1,170	1,259	1,145	1,202	930	1,012	905	1,053
Research and development	800	774	783	712	596	525	498	489
Project management	468	408	423	417	403	348	329	314
Technical support	751	782	794	679	680	548	529	501
General and administration	543	541	432	391	409	356	354	332
Amortization	719	689	636	557	596	405	401	393

Total expenses	4,451	4,453	4,213	3,958	3,614	3,194	3,016	3,082

Income before the undernoted	574	454	650	796	872	790	841	546
Interest, net.	310	176	14	17	10	9	-	4

Income before income taxes	884	630	664	813	882	799	841	550
Income taxes (recovery)	312	257	224	335	294	285	303	187

Net income	$ 572	$ 373	$ 440	$ 478	$ 588	$ 514	$ 538	$ 363
Per share data:
Basic	$0.05	$0.05	$0.10	$0.11	$0.14	$0.12	$0.13	$0.08
Diluted	$0.05	$0.04	$0.07	$0.07	$0.08	$0.08	$0.08	$0.05

(1)	The per share amounts have been adjusted to reflect the 1-for-5 reverse split effective May 18, 2006.
(2)	The Company adopted SFAS No. 123R on April 1, 2006 and as such began accounting for share-based compensation under the fair value method (see Note 1(l) to Notes to Consolidated Financial Statements).
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the year ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The table and information that follow set forth the names, ages and positions of our directors and executive officers as at May 31, 2007:

Name and Municipality of Residence	Age	Current Position	Principal Occupation	Director Since

Colin Campbell Fort Lauderdale, Florida, USA	36	Chief Executive Officer, Chief Operating Officer and Director	Chief Executive Officer, Chief Operating Officer of Hostopia.com	December 10, 1999
William Campbell Toronto, Ontario, Canada	40	President and Director	President of Hostopia.com	December 10, 1999
Michael Mugan Pickering, Ontario, Canada	57	Chief Financial Officer	Chief Financial Officer of Hostopia.com	n/a
Paul D. Engels North York, Ontario, Canada	49	Executive Vice President, Chief Marketing Officer	Executive Vice President and Chief Marketing Officer of Hostopia.com	n/a
Dirk Bhagat Toronto, Ontario, Canada	29	Chief Technology Officer	Chief Technology Officer of Hostopia.com	n/a
Michael Cytrynbaum(2)(3) Westmount, Quebec, Canada	65	Director	President of First Fiscal Management Ltd.	August 14, 2003
Mathew George(1) Vancouver, British Columbia, Canada	35	Director	Vice President of TELUS Ventures (a division of TELUS Corporation)	December 27, 2001
Robert Kidd(1)(3) Mississauga, Ontario, Canada	62	Director	President of Location Research Company of Canada Limited	May 15, 2000
David McMahon(2) Calgary, Alberta, Canada	47	Director	Vice President of Customer Care and Carrier Services, Partner Solutions, TELUS Communications Inc. and Vice President, Global Carrier Sales at TELUS Communications Inc.	August 14, 2003
Christopher Scatliff(1)(2)(3) Oakville, Ontario, Canada	63	Director	Chief Executive Officer of KORE Wireless Group Inc.	May 15, 2000

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating Corporate Governance Committee.

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors, or until their resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board.

The Company has a separately-designated audit committee. The audit committee currently consists of Messrs. Kidd (chairman), George and Scatliff, each of whom is an independent director under the Canadian Securities Administrator’s (“CSA”) and NASDAQ Stock Market Inc.’s qualification standards. Our board of directors has determined that Mr. Kidd qualifies as an “audit committee financial expert,” as defined by the CSA and SEC rules and regulations

We have adopted a written code of ethics that applies to our senior officers including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of ethics is posted on our website at www.hostopia.com. And the code of ethics for senior officers may be found as follows:

1.	From our website home page, first click on “Investors” on the tool bar at the top of the page,
2.	Next, click on “Corporate Governance” on the drop down menu, and
3.	Finally, click on “Senior Officers – Code of Ethics”

Amendments to, and waivers from, the code of ethics that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

The Company does not have a formal policy regarding the attendance of its directors at annual or special meetings of stockholders, but the Company encourages directors to attend such meetings. Two independent directors attended our last annual general meeting of shareholders held on October 26, 2006.

Executive Officers

The following is a description of the business background of the executive officers of Hostopia.com:

Colin Campbell has served as our Chief Executive Officer and Chief Operating Officer since April 2006. He was Chief Operating Officer from January 2001 to November 2005. He was President and Chief Operating Officer from November 2005 to April 2006. From November 1999 to December 2000, Mr. Campbell held the position of Senior Vice President, Internet Services at Look Communications Inc., a communications service provider, where he was responsible for leading the Internet team, guiding Internet product and services development, and for mergers and acquisitions in that product area. Mr. Campbell was a founding member of the Canadian Internet Registration Authority and served as a board member from June 2001 to January 2003. Mr. Campbell was Chief Operating Officer of TUCOWS Interactive Inc., a web services and online software delivery services provider, from 1997 to 1999 and was Chief Operating Officer of Internet Direct, an Internet service provider which later merged with I.D. Internet Direct Inc., an Internet service provider from 1994 to 1999. Mr. Campbell has a Bachelor of Arts in Commerce from the University of Toronto.

William Campbell has served as our President since April 2006. Mr. Campbell was our Chief Executive Officer from August 2001 until April 2006, and was Chief Technology Officer from August 2001 until June 2005. Mr. Campbell held the position of Chief Technology Officer in TUCOWS Interactive Inc., a web services and online software delivery services provider, from 1997 to 1999 and the position of Chief Technology Officer in Internet Direct, an Internet service provider which later merged with I.D. Internet Direct Inc., an Internet service provider from 1994 to 1999. Mr. Campbell has a diploma from Control Data Institute.

Michael Mugan has served as our Chief Financial Officer since May 2000. Mr. Mugan has extensive experience with public companies in several sectors of the economy. Mr. Mugan was with a predecessor firm of KPMG LLP, an accounting firm, from 1972 to 1981. He obtained his Chartered Accountant’s degree in 1974 and progressed to Senior Manager. In 1981, he joined the Resource Group of George Weston Limited a food processing and distribution company and became Vice President, Finance of that Group in 1985. In 1998, he formed a consulting business involved in various assignments within the high technology and agribusiness industries. After completing an initial assignment with us early in 2000, he joined Hostopia.com and took on the responsibilities of Chief Financial Officer. Mr. Mugan has a Bachelor of Commerce (Honours) Degree from the University of Windsor.

Paul D. Engels has served as our Executive Vice President and Chief Marketing Officer since November 2005. Mr. Engels was also our Vice President, Marketing and Sales from January 2004 to November 2005 and Vice President, Marketing and Business Development from January 2002 to January 2004. Mr. Engels has a 20-year background in senior sales, marketing and product management roles in leading technology and Internet related businesses. He served as Director, Software Products at Pitney Bowes of Canada Ltd., a business services company, from 1990 to 1992, as Vice President, Marketing at Internet Direct /Look from 1998 to 2000, and as Vice President Marketing, Enterprise Solutions at Sprint Canada, a telecommunications services provider, from 2000 to 2001. Mr. Engels has a Bachelor of Arts (Honours, Joint Specialist in Political Economy) from the University of Toronto.

Dirk Bhagat joined Hostopia.com in April 2000 and has served as our Chief Technology Officer since June 2005. Mr. Bhagat was also our Vice President of Research and Development from November 2003 to June 2005. Prior to this, Mr. Bhagat served as Director of Technology from February 2002 to November 2003. Mr. Bhagat has extensive experience in systems and software development and engineering, including public-key encryption infrastructure, computational complexity theory and Internet security. Mr. Bhagat has a Bachelor of Science in Software Engineering from the University of Toronto.

Non-Executive Directors

Michael Cytrynbaum is President of First Fiscal Management Ltd. a private consulting company specializing in financial reorganizations, mergers and acquisitions, strategic planning and negotiation. Mr. Cytrynbaum also serves as chairman of Look Communications Inc., a communications service provider and Ignition Point Technologies Corp., a broadband communication provider, both publicly traded companies. In addition, he is a director of two junior resource companies, Callinan Mines Limited and Central Minera Corp., as well as being a director of Peer 1 Network Enterprises, Inc., a provider of high-performance Internet bandwidth. Mr. Cytrynbaum was a founding director of Microcell Telecommunications Inc. and remained on the board of that company for ten years. Mr. Cytrynbaum has a Bachelor of Arts and a Bachelor of Common Law from McGill University.

Mathew George is Vice President of TELUS Ventures, the strategic venture investment arm of TELUS Corporation. TELUS Ventures manages a venture capital fund that invests in emerging U.S. and Canadian technology companies. Mr. George joined Telus Ventures in June 2001 from the Abu Dhabi Investment Authority where he worked from 1999 to 2001 and was responsible for the global co investment and direct private equity investment activities of Abu Dhabi Investment Authority’s Private Equity group. Mr. George has also worked in the Mergers & Acquisitions Group at Warburg Dillon Read from 1996 to 1998 and Barclays de Zoete Wedd from 1995 to 1996, both in London and New York. In addition to serving on our board, Mr. George is a director of Apparent Networks, Inc., Vision Critical Communications Inc. and the Arts Club Theatre Company. Mr. George is a Chartered Financial Analyst and a member of the Chartered Financial Analysts Institute and the Vancouver Society of Financial Analysts. Mr. George holds a Masters of Business Management from the Ecole des Hautes Etudes Commerciales in Paris, with specialization in Analytical Finance from the University of Chicago Graduate School of Business. His Bachelor of Technology (Honours) degree in Electrical & Electronics Engineering is from the Regional Engineering College in Calicut, India.

Robert H. Kidd is a director of Genesis Microchip Inc. and Vice Chairman of Appleby College Foundation. Mr. Kidd is President of Location Research Company of Canada Limited. Mr. Kidd served as Chief Financial Officer of Technology Convergence Inc. from 2000 to 2002, of Lions Gate Entertainment Corp. from 1997 to 1998, and of InContext Systems Inc. from 1995 to 1996. He served as Senior Vice President, Chief Financial Officer and director of George Weston Limited from 1981 to 1995, as a partner of a predecessor firm of KPMG LLP, from 1973 to 1981 and as a Lecturer in Finance, Faculty of Management Studies, University of Toronto, from 1971 to 1981. Mr. Kidd has served on several professional committees, including the Toronto Stock Exchange Investors & Issuers Advisory Committee from 1993 to 1998, the Canadian Institute of Chartered Accountants Emerging Issues Committee from 1992 to 1997 and the Canadian Securities Administrators Committee on Conflicts of Interest in Underwriting from 1994 to 1996. Mr. Kidd has a Bachelor of Commerce from the University of Toronto and a Masters of Business Administration from York University. Mr. Kidd is a Fellow of the Institute of Chartered Accountants of Ontario.

David McMahon became the Vice President of Customer Care and Carrier Services for Partner Solutions of TELUS Communications, based in Calgary, Alberta, in January 2003. Mr. McMahon has over 30 years of telecommunications experience, most recently in Toronto as Vice President, Global Carrier Sales at TELUS Corporation from 2001 to 2003. Prior to that, he held various senior positions in TELUS Corporation, including Vice President, Ontario Acceleration Program from 2000 to 2001 and Vice President Operations/Carrier Relations/Engineering and Customer Care, TELUS Integrated Communications from 1999 to 2000.

Christopher Scatliff is founder and Chief Executive Officer of KORE Wireless Group Inc., a Virginia based mobile virtual network operator specializing in machine-to-machine wireless communications. From 2000 to 2001 he was Executive Vice President of Itemus Inc. From 1996 until 2000, he was President and Chief Executive Officer of UUNET Canada (now MCI Canada). Mr. Scatliff was also a member of UUNET’s International Management Board from 1998 to 2000 with executive responsibility for Latin America. Mr. Scatliff served on the Canadian Government Ministerial Advisory Group for the 1998 OECD Conference in Ottawa. Previously, Mr. Scatliff was Vice President and Managing Director from 1993 to 1996 for Europe, Middle East, and Africa for Computer Sciences Corporation based in London, England. He has a Bachelor of Science degree in Physics from the University of Manitoba.

Corporate Cease Trade Orders or Bankruptcies

Mr. Cytrynbaum has been a director and the Chairman of the Board of Look since May 1996 and Mr. Colin Campbell was Senior Vice-President of Internet Services from November 1999 to December 2000 and a director of Look from November 1999 to March 2003. On September 4, 2001, Look was granted protection from its creditors under the Companies’ Creditors Arrangement Act (Canada) (CCAA), pursuant to a court order issued by the Superior Court of the Province of Ontario. Under the terms of the court order, Look was required to present to the court a Plan of Arrangement and Compromise setting out the terms of the restructuring of its debt and other obligations. The Plan of Arrangement and Compromise was filed with the court on November 14, 2001, received creditor approval on December 14, 2001, final court approval on December 21, 2001, and was implemented on February 11, 2002.

Mr. Cytrynbaum was a director of Microcell Telecommunications Inc. (Microcell) from December 1993 to May 2003. Microcell elected to restructure its operations under the CCAA and filed for and received an initial order for protection under the CCAA on January 3, 2003 from the Superior Court of the Province of Quebec. On March 17, 2003, Microcell’s Plan of Reorganization and of Compromise and Arrangement was voted upon and approved by secured and affected unsecured creditors. On March 18, 2003, the court issued an order sanctioning the Plan of Reorganization and of Compromise and Arrangement, and it became effective on May 1, 2003.

Mr. Scatliff was appointed Executive Vice President and an officer of Vengold Inc. (Vengold) on April 4, 2000 as part of Vengold’s acquisition of his private company Exceleration.net Inc. Vengold subsequently changed its name to Itemus Inc. (Itemus). Mr. Scatliff resigned from Itemus effective April 5, 2001. Subsequent to Mr. Scatliff’s involvement, Itemus filed for bankruptcy on July 31, 2001, and a cease trade order was issued on November 15, 2001 by the Ontario Securities Commission. Itemus was dissolved on September 19, 2005.

To the best of our knowledge, other than as disclosed above, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of Hostopia.com, is, or within the last ten years to the date of this Form 10-K has been, a director or officer of any other issuer that, while that person was acting in the capacity of a director or officer of that issuer, was the subject of a cease trade order or similar order, or any order that denied the issuer access to any statutory exemptions under securities legislation for a period of more than 30 consecutive days, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold the assets of that issuer.

Penalties or Sanctions

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of Hostopia.com, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

To the best of our knowledge, none of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of Hostopia.com, nor any personal holding company of any such person has, within the ten years before the date of this Form 10-K, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

Indebtedness of Directors and Executive Officers

As at the date of this Form 10-K, no amount was owed to us or any of our subsidiaries by any director or executive officer.

Item 11.	Executive Compensation

The Board of Directors has delegated the power and authority to review, modify and approve compensation policies and practices and to administer the Company’s stock option plan to the Compensation Committee. The Compensation Committee annually evaluates and establishes the compensation policies for the Chief Executive Officer and other named executive officers. Messrs. Scatliff, Cytrynbaum, and McMahon comprise the Compensation Committee and are non-employees and independent as defined by the relevant Canadian and U.S. securities regulations.

Compensation Philosophy

Our philosophy is to design and maintain a straight-forward and simple compensation structure designed based on the role that each of our “named executives” plays within our organization. While the weighting of components differs for each executive, our goal is that the total value of each named executives’ compensation package approximate the median value of total compensation received by executives with similar responsibilities at comparable companies. To meet this goal the Compensation Committee commissioned a compensation study and report from AON Corporation.

We believe compensation packages should provide a reasonable core salary as well as a combination of short and long term incentives to motivate the executives to grow the company profitably now and into the future. Accordingly, for fiscal 2008 compensation for our other executive officers consists of a base salary and, with the exception of the Chief Financial Officer (CFO), targeted incentive cash bonuses based on the executives overall performance and individual contribution as well as our success in meeting our annual financial targets. In addition, each of the named executives is motivated to align their decision making with the long term success of the Company through their on-going participation in the Company’s 2000 and 2006 Stock Option Plan. None of the named executives’ compensation package contains any deferred compensation component related to retirement nor do the packages contain any perquisites.

Elements of the Executive Compensation Program

Base Salary. The Compensation Committee recognizes the importance of maintaining base cash compensation levels that are competitive with companies in similar businesses and with similar characteristics such as revenue and capitalization. The base salary for each executive officer was initially established through negotiation at the time the officer was hired, taking into account such officer’s qualifications, experience, prior salary and competitive salary information at that time. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of their sustained performance against his or her individual job responsibilities including, where appropriate, how such performance influences our business results as well as the individual’s experience and potential for advancement. Base salary is targeted at between 45% and 80 % of total compensation.

Annual Incentive Bonuses. The compensation packages for all named executives, with the exception of the CFO, provide for target bonus amounts, intended to motivate the executives to achieve certain bookings, revenue and profitability goals as determined by the CEO and the Compensation Committee. The CFO may receive a bonus based on his meeting certain operational and functional goals and responsibilities. However, his bonus is not tied to the achievement of financial results to prevent any conflict or perceived conflict of interest in the preparation of our financial results. Use of financial goals establishes a direct link between the executive’s pay and our short term success. Payouts of bonuses are based upon the Compensation Committee’s review and analysis as to the extent that both the Company and the individual operating objectives have been achieved. The Compensation Committee may modify goals and criteria if circumstances change during the year. The annual incentive bonus is targeted at between 10% and 45% of total compensation.

Long-Term Incentives. All named executives also receive long-term incentive compensation through grants of stock options, previously under our 2000 plan and going forward under our 2006 plan. We believe these grant programs provide our executive officers with the opportunity to purchase and maintain an equity interest in Hostopia and to share in the appreciation of the value of our common stock. We believe that these grants directly motivate an executive to maximize long-term stockholder value and align the financial interests of the executives and other employees with those of the stockholders. The grants also utilize a graded vesting period (generally over three years) that encourages these key executives to continue in our employ. The Compensation Committee and then our Board of Directors, consider each grant subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of our long-term strategic performance goals. Options granted in prior years are also taken into consideration. The recent grant of options to the named executives was also tied to the Company meeting certain profitability targets in fiscal 2008. If these targets are not meet half of the options granted will be forfeited. The long term incentive component is targeted at between 10 and 20% of total compensation.

CEO Compensation

Mr. Colin Campbell’s base salary for fiscal 2008 of $195,000 was established based on a compensation study and report we commissioned from the AON Corporation in respect of executive and director’s compensation. Mr. Campbell’s compensation for fiscal 2008 also provides for a target bonus of 45% of his base salary if the Company achieves its planned level of profitability. Mr. Campbell has the potential of receiving a bonus of up to 100% of his base salary if the Company achieves a level of profitability well in excess of its targeted level of profitability. Mr. Campbell has also been granted 50,000 stock options with a strike price equal to the market price of the Company’s shares on the Toronto Stock Exchange at the time of the grant. However, 25,000 of the options are subject to forfeiture should the Company not achieve a defined level of profitability in fiscal 2008.

The Compensation Committee intends to review the Chief Executive Officer’s compensation arrangement annually. His compensation will then be determined based on industry comparables, his individual performance for the fiscal year under review, as well as our company’s performance. The Compensation Committee believes Mr. Campbell’s total compensation is at a median level when compared with chief executive officer’s compensation of companies of similar size within the Web hosting and application service provider industry.

Section 162(m) Compliance

All compensation paid to executive officers of Hostopia is deductible under Internal Revenue Code 162(m).

Executive Compensation Summary

The following table shows information regarding the compensation earned by our chief executive officer and our other four most highly compensated executive officers, collectively referred to as the “named executive officers”, during the years ended March 31, 2005, 2006 and 2007. In accordance with the rules of the SEC, this table does not include perquisites and other personal benefits, if any, received by the named executive officers that do not exceed in aggregate $10,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	All Other ($) (1)	Total ($) (3)

Colin Campbell	2007	$190,025	$—	$—	$590	$190,615
Chief Executive Officer	2006	148,400	—	—	—	148,400
	2005	118,125	—	—	—	118,125
William Campbell	2007	201,271	—	—	250	201,521
President	2006	155,449	—	—	—	155,449
	2005	127,287	—	—	—	127,287
Michael Mugan	2007	165,883	26,348	—	209	192,440
Chief Financial Officer	2006	140,365	1,676	—	—	142,041
	2005	123,572	—	—	—	123,572
Paul Engels	2007	140,523	48,247	12,630	180	201,580
Executive Vice President,	2006	122,862	22,356	—	—	145,218
Chief Marketing Officer	2005	119,505	—	—	—	119,505
Dirk Bhagat	2007	119,313	—	18,945	162	138,420
Chief Technology Officer	2006	103,702	—	—	—	103,702
	2005	78,862	—	—	—	78,862

(1)	Premiums on life insurance.
(2)

The amount shown in this column represents stock options awarded under our 2000 Stock Option Plan. See Exhibit 10.1 incorporated by reference in this Form 10-K. This column reflects the dollar amount recognized for financial statement reporting purposes, disregarding the impact of the estimate of forfeitures related to service-based vesting conditions, for fiscal year ended March 31, 2007, in accordance with SFAS 123R and thus includes amounts from awards granted prior to fiscal 2007. Assumptions used in the calculation of this amount are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended March 31, 2007 included in Item 8 on this Form 10-K.

(3)	The total amount reported herein represents compensation for the individual’s services as an executive officer.

Grants of Plan-Based Awards in Last Fiscal Year

During the year ended March 31, 2007, we granted options to purchase an aggregate of 42,500 shares of our common stock, all of which were granted to our employees. All options were granted at the fair market value of our common stock as of the date of grant. No options were granted to any named executives or Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specified information concerning stock options held as of March 31, 2007 by each of the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

Name		Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)	Option Expiration Date
Colin Campbell		—	—	$—	—
William Campbell	(1)	19,800	—	2.75	10/31/07
Michael J. Mugan	(1)	63,600	—	2.75	5/31/07
	(1)	20,400	—	2.75	2/28/08
Paul Engels	(1)	28,000	—	2.75	1/31/09
	(1)	6,000	—	3.05	11/30/09
	(1)	10,000	—	3.35	6/30/10
	(2)	—	6,000	8.75	11/30/12
Dirk Bhagat	(1)	9,600	—	2.75	5/31/07
	(1)	2,400	—	2.75	6/30/08
	(1)	8,400	—	2.75	8/30/09
	(1)	3,600	—	5.00	11/30/10
	(2)	—	9,000	8.75	11/30/12
(1)	All amounts are fully vested.

(2)	Of the total amount, one-third vest on May 31, 2007, one-third vest on November 30, 2007 and the remaining one-third vest on November 30, 2008.

Option exercises

The following table sets forth specified information in respect of stock options exercised by each of the named executive officers during the year ended March 31, 2007.

Option Exercises

Name	Shares Acquired Upon Exercise (#)	Value Realized On Exercise ($)

Colin Campbell	—	—
William Campbell	—	—
Michael J. Mugan	6,000	15,794
Paul Engels	—	—
Dirk Bhagat	—	—

Employment Contracts and Termination of Employment and Change-in-Control Contracts

We are party to employment contracts providing for an annual salary of Cdn$225,000 to Mr. William Campbell, Cdn$225,000 to Mr. Colin Campbell, Cdn$200,000 to Mr. Mugan, Cdn$160,000 to Mr. Engels and Cdn$137,800 to Mr. Bhagat. The employment contacts for Mr. William Campbell and Mr. Colin Campbell expire on March 31, 2009 and the employment contracts for Mr. Mugan, Mr. Engels and Mr. Bhagat continue for an indefinite term. Mr. Engels is eligible to receive bonuses based upon both sales and earnings goals established by our board of directors. Mr. Bhagat is eligible, based on his performance, to receive annual bonuses not to exceed 20% of his annual base salary. Messrs. W. Campbell and C. Campbell are each eligible, based on performance, to receive an annual bonus up to 100% of their annual salary, with the bonus targeted to 50% of their annual salary.

Pursuant to our agreements with each of Messrs. W. Campbell and C. Campbell, we may terminate the agreement without cause, by paying an amount equal to two weeks’ salary multiplied by the number of years the executive was employed by us. With respect to our agreement with Mr. Mugan we may terminate this agreement without cause and without notice, provided that we pay an amount equal to six months’ salary plus one month’s salary for each year or partial year of his employment. With respect to our agreement with Mr. Engels we may terminate this agreement without cause and without notice, provided that we pay an amount equal to not less than six months’ salary plus an amount equal to two weeks of salary for each year of employment. Mr. Engels is also entitled to commissions earned up to the date of termination, in the event we terminate the agreement. With respect to Mr. Bhagat in the event we terminate the agreement without cause, he shall be entitled to receive a payment equal to the greater of (i) 26 weeks’ salary, and (ii) two weeks’ salary multiplied by the number of years he was employed by us.

Other than the payment of directors’ fees as described below, we have no service contracts with any director or officer. There are no arrangements or agreements made or proposed to be made between us and any of our named executive officers pursuant to which a payment or other benefit is to be made or given by way of compensation in the event of that officer’s resignation, retirement or other termination of employment, or in the event of a change of control of us or a change in the named executive officer’s responsibilities following such change in control.

Compensation of Directors

Prior to November 10, 2006 our independent directors, other than Mr. George and Mr. McMahon, were paid Cdn. $1,000 per board meeting attended plus $500 per fiscal quarter if a director served as a committee chair during that fiscal quarter.

Subsequent to November 10, 2006, each independent director will be eligible to receive a retainer of Cdn$17,000 per year, and Cdn$250 for attending each meeting of the board or any committee of the board. If board and committee meetings are held on the same day, then no additional compensation will be paid for attendance at the committee meetings. Committee chairs will receive an additional Cdn$8,000 per year. All our directors are compensated for reasonable out-of-pocket expenses in connection with attending meetings of our board or its committees.

The following table summarizes the compensation received by our non-executive directors for the year ended March 31, 2007.

Director Compensation
Name	Fees Paid in Cash	Option Awards (6)	All Other Compensation (1)	Total
John Nemanic (2)	$ 65,642		$ 56,889	$122,531
Michael Cytrynbaum (3)	$ 7,263	$9,792		$ 17,055
Matthew George	$ 6,162			$ 6,162
Robert. Kidd (4)	$ 13,450			$ 13,450
David McMahon	$ 6,162			$ 6,162
Chris Scatliff (5)	$ 7,263			$ 7,263
(1)	Fees paid in respect of consulting services.
(2)	Mr. Nemanic held 39,600 stock options at March 31, 2007.
(3)	Mr. Cytrynbaum held 25,000 stock options at March 31, 2007.
(4)	Mr. Kidd held 4,400 stock options at March 31, 2007.
(5)	Mr. Scatliff held 44,400 stock options at March 31, 2007.
(6)

No option grants were made to Directors in fiscal 2007. The amount shown in this column represents stock options awarded under our 2000 Stock Option Plan. See Exhibit 10.1 incorporated by reference in this Form 10-K. This column reflects the dollar amount recognized for financial statement reporting purposes, disregarding the impact of the estimate of forfeitures related to service-based vesting conditions, for fiscal year ended March 31, 2007, in accordance with SFAS 123R and thus includes amounts from awards granted prior to fiscal 2007. Assumptions used in the calculation of this amount are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended March 31, 2007 included in Item 8 on this Form 10-K.

Compensation Committee Interlocks and Insider Participation

During the year ended March 31, 2007 Mr. John Nemanic, Mr. Michael Cytrynbaum, Mr. Chris Scatliff and Mr. David McMahon served as members of the Compensation Committee. With the exception of Mr. John Nemanic all members of the Compensation Committee were independent.

During the year ended March 31, 2007:

•

Mr. John Nemanic, our former Chairman, was a member of the Compensation Committee until his resignation from the committee on May 15, 2006. Subsequent to May 15, 2006 all of the members of the Compensation Committee were independent directors;

•

None of the members of the Compensation Committee, with the exception of Mr. John Nemanic, entered into (or agreed to enter into) any transaction or series of transactions with us or any of our subsidiaries in which the amount involved exceeded $60,000 in which he had or will have a direct or indirect material interest;

•	None of our executive officers was a director or Compensation Committee member of another entity an executive officer of which served on our Compensation Committee; and
•

None of our executive officers served on the Compensation Committee (or another board committee with similar functions) of another entity an executive officer of which served as a director on our board of directors.

Compensation Committee Report

This report of the compensation committee is not “soliciting material,” is not deemed “filed” with the SEC and shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K report for the fiscal year ended March 31, 2007.

Compensation Committee

Chris Scatliff, Chair

David McMahon

Michael Cytrynbaum

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of the date of this Form 10-K, regarding the beneficial ownership of our common stock by:

•	Each person that is a beneficial owner of more than 5% of our outstanding common stock;
•	Each of our named executive officers;
•	Each of our directors; and
•	All directors and named executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 11,097,251 shares of our common stock outstanding as of March 31, 2007. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this Form 10-K are considered outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Other than as specifically noted otherwise, the address of each individual listed in the table is c/o Hostopia.com Inc., 5915 Airport Road, 11th Floor, Mississauga, Ontario L4V 1T1.

	Number of Shares Beneficially Owned at March 31, 2007
Name	Number	%(1)
Burgundy Asset Management Ltd.(13) 181 Bay Street, Suite 4510, Toronto, ON M5J 2T3	1,800,000	16.2
John Nemanic(2)(3)	1,470,627	13.3
Colin Campbell(3)(4) 110 East Broward Blvd., Suite 1650, Fort Lauderdale, Florida 33301	1,391,453	12.5
William Campbell(3)(5)	1,450,827	13.1
TELUS Corporation(6) 12 - 3777 Kingsway Burnaby, British Columbia, V5H 3Z7	851,063	7.7
Michael Cytrynbaum(7)	25,000	*
Mathew George(6)	—	—
Robert Kidd(8)	87,900	*
David McMahon(6)	—	—
Christopher Scatliff(9)	87,900	*
Michael Mugan(10)	96,000	*
Paul Engels(11)	47,000	*
Dirk Bhagat(12)	27,400	*
All directors and executive officers as a group (10 persons)	3,213,480	29.0

*	Represents beneficial ownership of less than one percent.

(1)

Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such shares but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)

Includes 1,154,006 shares of common stock and 39,600 shares of common stock issuable upon exercise of options. Also includes 277,021 shares of common stock held by 1555706 Ontario Limited based on Mr. Nemanic’s proportionate interest in 1555706 Ontario Limited.

(3)

Messrs. Nemanic, Colin Campbell and William Campbell control 1555706 Ontario Limited which owns 851,063 shares of common stock. 1555706 Ontario Limited is owned 32.55% by Mr. Nemanic, 27.90% by Mr. Colin Campbell, 32.55% by Mr. William Campbell and 7.0% by Ms. Lillian Campbell, the mother of Mr. Colin Campbell and Mr. William Campbell.

(4)	Includes 1,154,006 shares of common stock and also includes 237,447 shares of common stock held by 1555706 Ontario Limited based on Mr. Campbell’s proportionate interest in 1555706 Ontario Limited.
(5)

Includes 850,006 shares of common stock, 264,000 shares of common stock owned by The 1999 William Campbell Family Trust, 40,000 common shares owned by Mr. Campbell’s spouse, Marie Campbell and 19,800 shares of common stock issuable upon exercise of options. Also includes 277,021 shares of common stock held by 1555706 Ontario Limited based on Mr. Campbell’s proportionate interest in 1555706 Ontario Limited.

(6)	Messrs. Mathew George and David McMahon represent TELUS Corporation on our board of directors. TELUS Communications Company is a wholly owned subsidiary of TELUS Corporation.
(7)	Includes 25,000 shares of common stock issuable upon exercise of options.
(8)

Includes 4,400 shares of common stock issuable upon exercise of options. Also includes 43,500 shares of common stock owned by Location Research Company of Canada Limited, which is wholly owned by Mr. Kidd and his spouse, Elizabeth Kidd.

(9)	Includes 44,400 shares of common stock issuable upon exercise of options.
(10)	Includes 84,000 shares of common stock issuable upon exercise of options.
(11)	Includes 46,000 shares of common stock issuable upon exercise of options.

(12)	Includes 27,000 shares of common stock issuable upon exercise of options.
(13)	Based on information reported by Burgundy Asset Management Ltd., an eligible institutional investor, on November 30, 2006 pursuant to Part 4 of National Instrument 62-103.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plan information as at March 31, 2007.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	810,320	$3.58	299,405 (1)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	810,320	$3.58	299,405

(1) – The Company is permitted to issue stock options and stock appreciation rights to eligible participants for up to 10% of total outstanding shares of common stock.

Item 13.	Certain Relationships and Related Transactions.

We currently have two agreements as detailed below with GeeksForLess Inc (GFL). Mr. Colin Campbell, Mr. William Campbell and Mr. John Nemanic (each of whom was a director and/or officer of Hostopia.com during all or a portion of fiscal 2007 and all of whom are holders of more than 5% of our outstanding shares of common stock) each hold 25% of the outstanding shares of GFL. The total amount expensed with respect to these contracts in fiscal 2007 was $1,281,226.

In July 2005, we entered into a services agreement with GFL, for software programming services, technical support and technical services. Under this services agreement, we retain all intellectual property rights in or to the software or services provided by GFL, and GFL and its contractors agree to enter into intellectual property rights agreements in favor of Hostopia.com, regarding the treatment of confidential information, the ownership of intellectual property and the assignment of rights, prior to undertaking any work under the agreement. The initial term of the agreement was one year, and it automatically renews for additional one year terms unless terminated. The agreement may be terminated by us at any time upon 30 days’ written notice, by GFL at any time after June 30, 2010 upon 12 months’ written notice, and by either party upon 21 days’ written notice in the event of an uncured breach by the other party of its obligations under the agreement. This agreement with GFL stipulates fixed prices that will increase in 2007, 2008 and 2009 based upon the rate of inflation in Ukraine to a maximum of 10% per year. We believe that the terms of this agreement are equivalent to terms we would have received in an agreement with an arm’s length party.

In January 2005, we entered into an agreement with GFL concerning the creation of images intended for use in websites. The agreement stipulates that we jointly own these images with GFL. Our ownership rights with respect to the images are not restricted by this agreement. Although some of the images were created by us, the majority of the images were produced by GFL. We and GFL are required to submit all images we provide to an image library that may be used by us and by GFL, with each party responsible for the expenses relating to the creation of those images. Each party to the agreement may license the images to a third party independently of the other and may retain any revenues derived from such licensing. Either party may terminate the agreement upon 30 days’ written notice for any reason or in the event of an uncured breach by the other party of its obligations under the agreement. The term of this agreement is not defined, but it has a provision for automatic termination when 50,000 images exist within the image library. In addition, this agreement may be terminated by us at any time upon 30 days’ written notice. No fees are payable by either party under this agreement.

All right, title and interest in another agreement that we had previously entered into with GFL, concerning website templates jointly owned with GFL, was acquired by us on June 1, 2007 (see Note 15 to the financial statements).

We have entered into an agreement with TELUS Communications Company (TELUS) to provide web hosting and related services. We also have a number of service agreements with TELUS for the purchase of bandwidth, data center space and telephony services as described below. Prior to our initial public offering, TELUS Corporation, the parent of TELUS, held 40% of the issued and outstanding shares of our Series A redeemable convertible preferred stock, which automatically converted to shares of common stock on a one-for-one basis upon the closing of this offering. Consequently, TELUS Corporation currently holds 851,063 shares or 7.7% of our common stock as of March 31, 2007. Two of our directors, Mr. Mathew George and Mr. David McMahon are employees of TELUS or its affiliates.

In March 2006, we entered into a services agreement with TELUS whereby we agreed to purchase or lease upgraded digital telephone line services. In April 2005, we entered into a services agreement with TELUS whereby we agreed to purchase or lease upgraded bandwidth services. In December 2004, we entered into a services agreement with TELUS whereby we agreed to purchase or lease bandwidth, data centre space, and telephone line services. In December 2004, we entered into a services agreement with TELUS whereby we agreed to purchase or lease long distance telephone services as well as upgraded bandwidth services and increased data centre space. These agreements expire in December 2007. The total amount expensed with respect to these contracts in fiscal 2007 was $935,692.

In August 2001 we entered into a services agreement with TELUS with an initial term of three years whereby we agreed to provide them with web hosting, electronic commerce, and e-mail solutions and other related services. Upon the expiry of the initial term, the agreement automatically renewed and will continue until notice of termination is provided. The agreement may be terminated by TELUS upon 30 days’ notice, subject to payment by TELUS of an amount equal to one half of the average monthly billings for the prior six months multiplied by the number of months remaining in the term. The agreement may also be terminated by either party upon 60 days’ notice at the end of the initial term or any renewal term. In addition, either party may terminate the agreement upon 30 days’ written notice in the event of an uncured breach by the other party of its obligations under the agreement, or in the case of bankruptcy or insolvency proceedings being instituted with respect to the other party. The Company recognized $2,205,678 of revenues in respect of this service agreement in fiscal 2007.

We believe that the terms of these agreements with Telus are equivalent to terms we would have received in agreements with arm’s length parties.

During fiscal 2007 Mr. John Nemanic, who owned more than 10% of the shares of the Company at March 31, 2007, received a fee of $65,642 in respect of his services as Chairman of the board of directors and a further $56,889 in respect of consulting services. In February 2007, Mr. Nemanic resigned his position as Chairman. However, he will continue to receive his Chairman’s fee until August 31, 2007. His consulting contract and related payments ended on May 31, 2007.

Item 14.	Principal Accounting Fees and Services.

The aggregate fees billed to our company by KPMG LLP, our independent registered public accounting firm, for the indicated services were as follows:

	Fiscal 2007	Fiscal 2006

Audit Fees(1)	$569,210	$67,040
Audit-Related Fees	$5,380	$2,682
Tax Fees(2)	$44,410	$39,242
All Other Fees	$—	$—

(1)

Audit Fees consist of fees billed for professional services performed up to May 31, 2007 by KPMG LLP for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided in connection with a Form S-1 filing and its related translation into French as well as a Form S-8 filing.

(2)	Tax Fees consist of fees billed in the indicated year for professional services performed by KPMG LLP with respect to tax compliance, tax advice and tax planning.

The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG LLP, and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services by Our Independent Registered Public Accounting Firm

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent audit firm will be pre-approved by the audit committee. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent audit firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent audit firm in accordance with this pre-approval, and the fees for the services performed to date. All of the audit, audit-related and tax fees described above were pre-approved by our audit committee. The audit committee may delegate to one or more designated members of the audit committee the authority to grant the required pre-approvals, provided that such approvals are presented to the audit committee at a subsequent meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Statements of Income for the Fiscal Years ended March 31, 2005, 2006, and 2007

Consolidated Balance Sheets as of March 31, 2006 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years ended March 31, 2005, 2006, and 2007

Consolidated Statements of Cash Flows for the Fiscal Years ended March 31, 2005, 2006, and 2007

2.	Financial Statement Schedules

All schedules are omitted because they are either not applicable or the required information is provided in the financial statements or related notes.

3.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit No.	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Hostopia.com Inc.
3.2(2)	Amended and Restated Bylaws of Hostopia.com Inc.
4.1(1)	Shareholder Agreement dated as of December 27, 2001
4.2(1)	Registration Rights Agreement dated December 27, 2001
4.3(1)	Warrant dated July 1, 2003, exercisable for 60,000 shares of common stock..
4.4(3)	Specimen Stock Certificate
10.1(1)	2000 Stock option Plan and forms of related agreements.
10.2(2)	2006 Stock Option Plan and forms of related agreements.
10.3(1)	Employment Agreement of William Campbell, dated June 1, 2006+.
10.4(1)	Employment Agreement of Colin Campbell, dated June 1, 2006+.
10.5(1)	Employment Agreement of Michael Mugan, dated April 1, 2006+.
10.6(1)	Employment Agreement of Paul Engels, dated April 1, 2006+.
10.7(1)	Employment Agreement with irk Bhagat, dated June 1, 2006+
10.8(1)	Management Service Agreement with John Nemanic, dated June 1, 2006+
10.9(1)	Form of Indemnification Agreement between registrant and each of its directors and executive officers
10.10(1)	Asset purchase agreement between the registrant and FortuneCity.com Inc., dated January 31, 2006 .
10.11(1)	Services agreement between registrant and Geeksforless Inc., dated July 1, 2005.
10.12(1)	Template Purchase Agreement between registrant and Geeksforless.com Inc., dated February 1, 2005
10.13(1)	Image Library Agreement between registrant and Geeksforless.com Inc., dated January 2, 2005
10.14(1)	Lease between Badenhurst-Airway Centre Ltd. And the registrant dated September 30, 2002, as amended
10.15(1)	Revolving Line of Credit Facility
21.1(1)	Subsidiaries of the registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-135533), filed with the SEC on June 30, 2006 and incorporated herein by reference.
(2)	Filed as an Exhibit to Registrant’s registration statement on Form S-1A (No. 333-13533), filed with the SEC on August 11, 2006 and incorporated herein by reference.
(3)	Filed as an Exhibit to Registrant’s registration statement on Form S-1A (No. 333-13533), filed with the SEC on October 5, 2006 and incorporated herein by reference.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hostopia.com Inc.
(Registrant)

June 27, 2007	/s/ Michael J. Mugan
Date	Michael J. Mugan Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Name	Title	Date

/s/ Colin Campbell	Chief Executive Officer and Director	June 8, 2007
Colin Campbell

/s/ Michael J. Mugan	Chief Financial Officer (Principal Financial and Accounting Officer)	June 8, 2007
Michael J. Mugan

/s/ Robert H. Kidd	Director	June 8, 2007
Robert H. Kidd

/s/ Christopher Scatliff	Director	June 8, 2007
Christopher Scatliff

/s/ Matthew George	Director	June 8, 2007
Matthew George

/s/ William Campbell	President and Director	June 8, 2007
William Campbell

/s/ Michael Cytrynbaum	Director	June 8, 2007
Michael Cytrynbaum

/s/ David McMahon	Director	June 8, 2007
David McMahon