Form 10-Q
period 2007-06-30
Hostopia.com Inc.
filed 2007-08-14
CIK 1365295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	No

As of August 10, 2007, there were 11,534,871 outstanding shares of common stock, par value $0.0001, of the registrant.

HOSTOPIA.COM INC.

Quarterly Report on Form 10-Q

INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2007 (unaudited) and March 31, 2007

Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2007 and 2006

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures	31

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Hostopia.com Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,373,375	$27,367,667
Trade accounts receivable, net of allowance for doubtful accounts of $103,263; (March 31, 2007 - $114,755)	1,747,473	1,320,422
Deferred tax assets	162,000	117,000
Income taxes recoverable	838,898	-
Prepaid expenses	318,552	377,242
Total current assets	29,440,298	29,182,331

Property and equipment, net of accumulated amortization of $5,625,588; (March 31, 2007 - $5,163,911)	3,590,021	2,922,677
Other assets	63,056	60,997
Intangible assets, net of accumulated amortization of $1,863,231; (March 31, 2007 - $1,594,348)	2,651,812	1,690,284
Deferred tax assets	1,227,000	1,101,000
Total assets	$36,972,187	$34,957,289

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$360,264	$380,040
Accrued liabilities	1,017,366	705,229
Payroll and other taxes payable	157,255	34,956
Income taxes payable	-	269,020
Current portion of deferred lease inducements	79,900	79,900
Deferred revenue	907,118	983,299
Current portion of long-term liability	354,180	72,000
Total current liabilities	2,876,083	2,524,444
Deferred lease inducements	219,453	237,035
Long-term liability	-	292,957
Total liabilities	3,095,536	3,054,436
Stockholders’ equity:
Capital stock
Authorized:
30,000,000 common shares, par value $0.0001
Issued and outstanding
11,534,871 common shares (March 31, 2007 - 11,097,251 common shares)	217,112	217,069
Additional paid-in capital	32,615,107	31,054,703
Accumulated other comprehensive loss	(43,881)	(43,881)
Retained earnings	1,088,313	674,962
Total stockholders’ equity	33,876,651	31,902,853
Total liabilities and stockholders’ equity	$36,972,187	$34,957,289

See accompanying notes to unaudited consolidated financial statements

Hostopia.com Inc.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended June 30,
	2007	2006
Revenues
Webhosting and applications services	$6,067,225	$5,219,420
Other services	195,468	182,116
Total revenues	6,262,693	5,401,536
Cost of revenues
Webhosting and applications services	763,261	562,772
Other services	85,093	84,716
Total cost of revenues	848,354	647,488
Gross profit	5,414,339	4,754,048
Expenses
Sales and marketing (a)	1,387,312	1,202,350
Research and development (a)	885,337	712,485
Project management (a)	530,006	416,458
Technical support (a)	914,374	678,876
General and administrative (a)	581,703	391,319
Amortization of intangible assets	268,883	158,422
Amortization of property and equipment	461,675	398,260
	5,029,290	3,958,170
Income before the undernoted	385,049	795,878
Interest income	325,508	21,529
Interest (expense)	(4,206)	(4,206)
	321,302	17,323
Income before income taxes	706,351	813,201
Income taxes (recovery)
Current	464,000	406,000
Deferred	(171,000)	(71,000)
	293,000	335,000
Net income	$413,351	$478,201

Net income per share
Basic	$0.04	$0.11
Diluted	0.04	0.07
Weighted average number of common shares outstanding
Basic	11,285,370	4,032,336
Diluted	11,481,970	6,774,521
(a) Stock-based compensation is included in operating expenses as follows:
Sales and marketing	$29,970	$34,315
Research and development	16,202	5,443
Project management	4,657	3,036
Technical support	3,633	4,544
General and administrative	10,878	9,761
	$65,340	$57,099

See accompanying notes to unaudited consolidated financial statements

Hostopia.com Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$413,351	$478,201
Items which do not involve cash:
Amortization	730,558	556,682
Stock-based compensation	65,340	57,099
Excess tax benefits from stock-based compensation	(289,000)	-
Non-cash interest	4,206	4,206
Deferred income taxes	(171,000)	(71,000)
Deferred lease inducements	(17,582)	(12,128)
Change in operating assets and liabilities
Trade accounts receivable	(427,051)	188,318
Prepaid expense	58,690	(89,009)
Accounts payable	(19,776)	292,087
Accrued liabilities	312,137	173,437
Payroll taxes and other taxes payable	122,299	(11,677)
Income taxes payable	(818,918)	(89,000)
Deferred revenue	(76,181)	16,492
Cash flows from operating activities	(112,927)	1,493,708

Cash flows from (used in) financing activities:
Issue of common shares on exercise of stock options	1,206,107	-
Deferred initial public offering costs	-	(616,595)
Repayment of long-term liabilities	(14,983)	(35,415)
Excess tax benefits from stock-based compensation	289,000	-
Cash flows from (used in) financing activities	1,480,124	(652,010)

Cash flows from investing activities:
Acquisition of property and equipment	(1,129,019)	(268,832)
Acquisition of intellectual property	(1,230,411)	(5,910)
Cash flows from investing activities	(2,359,430)	(274,742)
Effect of currency translation on cash balances	(2,059)	(1,130)

Increase (decrease) in cash and cash equivalents	(994,292)	565,826

Cash and cash equivalents, beginning of period[1]	27,367,667	3,038,217
Cash and cash equivalents, end of period	$26,373,375	$3,604,043

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	1,382,918	495,000

See accompanying notes to unaudited consolidated financial statements

_________________________

1  Cash and cash equivalents consists primarily of an amount invested in a highly rated money market mutual fund, as well as cash on deposit and bank certificates of deposit.

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Quarters Ended June 30, 2007 and 2006

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

A description of the Company’s significant accounting policies can be found in the Company’s March 31, 2007 Annual Financial Statements as reported on its Form 10-K filed with the Securities and Exchange Commission on June 28, 2007.

a)	Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries BlueGenesis.com Corp., Internet Names for Business Inc. and Nexthaus Corporation, which are wholly owned. All material intercompany accounts and transactions and balances are eliminated.

These unaudited consolidated financial statements are stated in U.S. dollars. The statements have been prepared in accordance with the instructions of Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying consolidated balance sheets as of June 30, 2007 and March 31, 2007, the consolidated statements of operations for the three months ended June 30, 2007 and 2006, the consolidated statements of cash flows for the three months ended June 30, 2007 and 2006 and the related notes to the consolidated financial statements are unaudited. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and related notes together with management’s discussion and analysis of financial position and results of operations contained in the Company’s Form 10-K which includes the audited financial statements for the year ended March 31, 2007 and 2006.

In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Form 10-K and include all adjustments necessary for the fair statement of the Company’s financial position as of June 30, 2007, its results of operations and its cash flows for the three months ended June 30, 2007 and 2006.

The financial results for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending March 31, 2008. There is no difference between net income and total comprehensive income.

The Company has reviewed the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has determined that the Company is comprised of only one segment, Webhosting and application services.

On May 18, 2006, the Board of Directors authorized a one-for-five reverse stock split of the Company’s common stock and convertible redeemable preferred stock. All common stock shares, convertible redeemable preferred shares, and amounts per share data reflect the reverse stock split.

b)	Use of Estimates

The accompanying unaudited interim consolidated financial statements of the Company have been prepared using accounting principles generally accepted in the United States of America for such reports. These principles require management to make

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three Months Ended June 30, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenue and expenses. Actual results could differ from those estimates.

c)	Uncertain tax positions

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB statement No. 109” (“FIN 48”). Under FIN 48, the Company will recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities. The amount to be recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. For tax positions that are not more likely than not to be sustained upon audit, the Company will not recognize any portion of the benefit in its consolidated financial statements. A liability will be recognized by the Company for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. The Company will at year end also disclose any uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. The Company adopted the provisions of FIN 48 effective April 1, 2007.

Upon adoption, the Company had no unrecognized tax benefits liability and no liability in respect of either penalties or interest. Interest or penalties in respect of income taxes, if any, subsequently recognized will be recognized as an income tax expense. There is significant judgment used in determining the likelihood of the Company’s tax positions being sustained upon audit. In future periods, the Company will adjust any unrecognized tax benefits, as well as the related interest and penalties, in light of changing facts and circumstances. In future periods, favorable resolutions of uncertain tax positions will be recognized as a reduction to its effective income tax rate while any unfavorable resolutions, in excess of the amount of any unrecognized tax benefit, will result in an increase in income tax expense and higher effective tax rate.

Hostopia and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, State of Florida, Canada and the province of Ontario. Hostopia currently may be subject to reassessment in all of these jurisdictions for years beginning in 2000. No examination is currently in progress in any of these jurisdictions.

d)	Stock-based compensation

On April 1, 2006, the Company adopted the provisions of SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amended SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). SFAS No. 123R requires companies to recognize in the income statement the estimated fair value of stock-based compensation.

Under SFAS No. 123R the Company also estimates forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. Based on its historic experience and expectations for the future, the Company has estimated expected forfeitures to occur generally at a rate of 25%. This estimate will be adjusted as necessary in the future to reflect actual forfeiture experience. The Company recognizes its stock-based compensation expense using a straight-line amortization method over the vesting period of the options.

e)	Effects of prior year misstatements

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

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three Months Ended June 30, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings under U.S. GAAP. SAB 108 is effective for the Company’s annual financial statements for the fiscal year ended March 31, 2007.

3.	STOCK-BASED PLANS

a)	2000 Stock Option Plan:

All common share amounts have been restated to give effect to the one-for-five reverse stock split approved at a special meeting of shareholders on May 18, 2006. The exercise price of each option equalled a price that was not less than the price of the Company's common stock on the date of grant and an option's maximum term was seven years. Options vested over a three-year period from the date of grant. No additional options may be awarded under this plan.

b)	2006 Stock Incentive Plan:

Under the terms of the 2006 Stock Incentive Plan (the “2006 Plan”), the Company is permitted to issue stock options and stock appreciation rights to eligible participants for up to 10% of the total outstanding shares of common stock. The exercise price of each option equals a price that is not less than the volume weighted average price of the Company’s stock determined during the five day period prior to the date of grant.

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

During the three months ended June 30, 2007, the Company granted 312,500 options to employees having an exercise price of $5.87 per share. The grant day fair value of $3.06 per option was calculated using the Black-Scholes-Merton model and the assumptions noted below. The total value of 312,500 options granted was $956,250. This amount, adjusted for forfeitures related to terminations and in certain instances performance, will be expensed on a straight line basis over the three year vesting period.

Three Months Ended June 30, 2007
Risk free interest rate	4.47%
Expected dividend yield	--
Expected volatility	55%
Expected life (in years)	5

The risk-free interest rate was based on the currently available rate on a Canadian government zero-coupon issue with a remaining term equal to the expected term of the option. The expected volatility of stock options was based on the Company’s historical volatility adjusted by a factor of 120% due to the short term nature of the Company’s historical data. The expected life of the Company’s options was based on the “simplified method” accepted by the SEC Staff Accounting Bulletin SAB 107 for companies with limited historical exercise experience. Under the “simplified method” the expected term is equal to the mean of the vesting term and the term to expiry. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends and does not currently anticipate paying cash dividends in the future.

Stock option activity during the first quarter of fiscal 2007 is summarized in the table below:

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three Months Ended June 30, 2007 and 2006

3.	STOCK-BASED PLANS (CONTINUED)

	Options Outstanding	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at March 31, 2007	810,320	$3.58
Granted	312,500	$5.87
Exercised	(437,620)	$2.76
Forfeited/Expired	(3,300)	$4.97
Balance at June 30, 2007	681,900	$5.16	4.8	$651,518
Options exercisable at June 30, 2007	281,424	$3.60	2.0	$641,118

The total intrinsic value of options exercised for the three month periods ended June 30, 2007, was $1,260,068.

At June 30, 2007, there was $1,015,014 of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. On a weighted average basis, unrecognized stock-based compensation expense is expected to be recognized over the next 2.7 years.

4.	ASSET ACQUISITIONS

(i)

On May 2, 2007, the Company acquired all of the intellectual property, including developed software and underlying code of Nexthaus, Inc., a U.S. based developer of leading edge software applications for mobile devices for cash consideration of $950,000. The acquired software uses wireless communications to synchronize data between computers and mobile devices, such as calendar and contact updates from a desktop to a smart phone. An additional contingent consideration of $200,000 is payable in one year on achievement of stipulated revenue targets. In addition, a referral fee equal to 15% of the revenue generated by the intellectual property will be payable until May 2, 2010. As of June 30, 2007, no payments have been made.

Purchase price:

Intellectual property	$950,000

Consideration given:

Cash	$950,000
(ii)

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

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three Months Ended June 30, 2007 and 2006

4.	ASSET ACQUISITIONS (CONTINUED)
Purchase price:

Customer list	$1,103,970
Liability for future services	(243,468)
$860,502

Consideration given:

Cash	$151,400
Trade receivables	166,599
Long-term liability	542,503
$860,502

During the three months ended June 30, 2007 and 2006, the Company made payments of $14,983 and $35,415 respectively. At June 30, 2007, the remaining liability was as follows:

	June 30, 2007	March 31, 2007

Total	$354,180	$364,957
Less current portion	354,180	72,000
	$–	$292,957

On July 10, 2007, the Company accelerated the payment of the remaining liability in exchange for a two year extension of the marketing agreement under which it has operated since February 1, 2006.

5.	NET INCOME PER COMMON SHARE

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2007	2006
Net income attributable to common stockholders - diluted	$413,351	$478,201
Dividend accretion on Series A preferred shares	-	(29,081)
Net income attributable to common stockholders - basic	$413,351	$449,120

Weighted average outstanding shares of common stock	11,285,370	4,032,336

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three Months Ended June 30, 2007 and 2006

5.	NET INCOME PER COMMON SHARE (CONTINUED)

	Three Months Ended June 30,
	2007	2006
Dilutive effect of Series A redeemable preferred shares	-	2,127,658
Dilutive effect of stock options and warrants (1)	196,600	614,527
Common stock and common stock equivalent	11,481,970	6,774,521

Net income attributable per common share:
Basic	$0.04	$0.11
Diluted	$0.04	$0.07
(1)

407,460 stock options outstanding at June 30, 2007 were determined to be anti-dilutive because of the current market price of the Company’s shares was below the strike price of the options and accordingly were excluded from the calculation of diluted net income per share

6.	SERIES A REDEEMABLE, CONVERTIBLE PREFERRED SHARES

	June 30, 2007	March 31, 2007
Authorized:

10,000,000 Series A redeemable, convertible preferred shares
Issued:
Nil (March 31, 2007 - Nil Series A redeemable, convertible preferred shares)	$ –	$

In December 2001, the Company issued 851,063 Series A redeemable, convertible preferred shares for proceeds of $2,000,000, and incurred share issuance costs of $301,046, resulting in net proceeds of $1,698,954. An additional 1,276,595 Series A redeemable, convertible preferred shares were issued on conversion of stockholders' advances and loans payable of $3,000,000.

From inception to November 10, 2006, the Series A preferred shares accreted dividends annually at a rate of 2.2%, with a charge to additional paid-in capital. Accretive dividends in the three month period ended June 30, 2006 amounted to $29,081.

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

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three Months Ended June 30, 2007 and 2006

7.	COMMON STOCK (CONTINUED)

On December 21, 2006, the Company issued 60,000 common shares pursuant to the exercise of warrants and received proceeds in the amount of $192,000.

During the year ended March 31, 2007, the Company issued 47,257 common shares pursuant to the exercise of stock options and received proceeds in the amount of $130,495.

During the quarter ended June 30, 2007, the Company issued 437,620 common shares pursuant to the exercise of stock options and received proceeds in the amount of $1,206,107.

8.	RELATED PARTY TRANSACTIONS

The Company completed transactions with TELUS Corporation, a related party by virtue of its 7.4% holding of common shares of the Company, in the normal course of operations. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties as set out below. In addition, the Company has a commitment with TELUS to acquire bandwidth and data centre services from December 2004 to November 2007 for an aggregate minimum amount of $1,867,140.

In March 2005, the Company's principal stockholders purchased a majority interest in GeeksForLess Inc., a supplier of templates, images and outsourced operations to the Company (the "Supplier"). Templates and images purchased by the Company are recorded as other intangible assets and amortized over their estimated useful lives. The Company and the Supplier have entered into an agreement, whereby each party is obligated to jointly develop images for use in the business of the Company and for sale to others. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties. The Company will earn a 10% commission on sales of these images by the Supplier to the Company's customer base. Each party has indemnified the other for losses on claims against either party.

On June 1, 2007, the Company purchased the remaining templates, images and marketing software from GeeksForLess Inc. for $232,921 (Cdn$247,000) in cash, which amount was considered to be fair market value.

Aggregate related party transactions and balances are as follows:

Balance sheets	June 30, 2007	March 31, 2007

Accounts receivable	$–	$7,107
Accounts payable	122,056	125,780

	Three months ended June 30
	2007	2006
	(Unaudited)
Statements of operations
Webhosting and application services revenue	$634,663	$527,541
Bandwidth	207,260	182,249
Outsourced services	472,688	300,121
Telephone services	45,671	50,328

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three Months Ended June 30, 2007 and 2006

9.	RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
a)	Fair value:

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

10.	GEOGRAPHIC INFORMATION

The following summarizes the Company’s revenue by country (in thousands of dollars):

	Three Months Ended June 30,
	2007	2006
Canada	$2,822,817	$2,348,766
United States	3,288,176	2,988,533
United Kingdom	151,700	64,237
Total revenues	$6,262,693	$5,401,536

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, you should refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for a discussion of other factors that could cause our actual results to vary materially from those implied by any forward looking statements contained in this document.

You should read this Form 10-Q completely. In some cases, you can identify forward-looking statements by the following words: “may”, “will”, “should”, “expect”, “intend”, “plan”, “anticipated”, “believe”, ‘estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other similar terminology. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date of this Form 10-Q and we assume no obligation to update these cautionary statements or any forward-looking statements. These statements are not guarantees of future performance and you should not regard them to be representations or warranties by us that we will achieve our objectives and goals in a specific time period, if ever.

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

We have grown our business primarily by convincing large telecommunication and cable companies that we should provide web services to their end-users.

This strategy has been highly successful in Canada and Bell Canada, TELUS Communications Company and Rogers Cable Communications Inc. are all now our customers. We have expanded geographically into the United States and in fiscal 2006 entered into an agreement with Verizon Directories Corp. which was subsequently acquired by Idearc Inc. In 2006, we also began marketing our service in the United Kingdom and have already contracted to provide our service to a number of customers in this large marketplace including British Telecom which entered into a two year Web services agreement with us in fiscal 2007.

Our growth strategy is focused on two processes. Firstly, we acquire new customers with large end-user bases. Secondly, we help our current customers grow their Web hosting businesses by providing them with marketing collateral and by providing their end-users with improved website functionality.

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

We also recognize the need for prompt and professional service to our end-users to maintain and grow our end-user count. Accordingly we employ a technical support staff of approximately 78 information technology and customer service professionals to deal promptly 24 hours a day with any questions our end-users have in respect of our service. Our staff of customer service professionals has grown modestly in the past twelve months to deal with our increasing end-user base.

To provide our end-users, who are often smaller businesses, with an easy method of establishing a Web presence, we have developed and continue to develop easily self-customized website templates. We currently have over 3,000 templates in our library, the majority of which were developed in the past fifteen months.

In fiscal 2007, we also began to build the capability to provide our end-users with turnkey customized websites with a higher degree of functionality. We have hired 8 personnel in support of this business opportunity. As of June 30, 2007, we have begun selling through one of our larger customers.

During the quarter, we signed 7 new contracts and added approximately 3,000 new end-users and more than 300,000 email accounts. Most of our revenue growth related to the migration to our servers of a new customer’s end-users’ email accounts. We also began integrating the newly acquired Nexthaus intellectual property assets that we believe will enhance our product offering to existing and prospective customers.

The migrations of British Telecom’s end-users to our servers began during the current quarter and will increase revenue in the next quarter and thereafter. To date, significant expenses have been incurred in preparing for this migration increasing our operating expenses and reducing profitability.

During the current quarter, we applied a portion of the funds derived from our November 2006 Initial Public Offering to the acquisition of the intellectual property of Nexthaus Inc. that provides us with a sync/ml capability. We also purchased $1.1 million in capital assets to support the anticipated increase in our end-user base.

Key Metric

End-User Count

We grow our revenues primarily through the addition of end-user businesses who subscribe to our Web hosting and application services, also known as Web services. We add end-users by two principal methods: (1) organic growth from our existing customers; and (2) the addition of new customers who migrate their end-users to our system. To a lesser extent we grow our end-users through small resellers and by direct sales to end-user businesses. As of June 30, 2007, we served approximately 263,000 end-users.

Changes in the number of end-users are predictive of our future revenue and operating results due to the recurring revenue that we receive from the sale of our Web services. As a result, we monitor this metric closely to forecast and manage our growth.

Sources of Revenue

We derive all of our revenue from Web hosting and application services and other services. We sell our services primarily on a wholesale basis to our customers. To a lesser extent, we sell our services directly to small resellers and end-user businesses.

Web Hosting and Application Services

Web hosting and application service revenues are derived from the sale and support of Web services. We generated 96.9% and 96.6% of our revenues in the three months ended June 30, 2007 and 2006, respectively from Web hosting and application services. Our customers pay us monthly in accordance with contracts that range from one to five years for the Web services that they resell to their end-users on a subscription basis. In addition, we derive a portion of our revenues from the direct sale of Web services to small resellers and end-user businesses. We expect Web hosting and application services revenue to increase in absolute dollars and to remain relatively stable as a percentage of our total revenues.

Other Services

Other services are revenues derived from domain name registration and professional services. We derived 3.1% and 3.4% of our total revenues in the three months ended June 30, 2007 and 2006, respectively from other services. Domain name registration revenue consists of domain name registrations, renewals and transfers derived from customers, end-users and other individuals. Professional services consist of fees we receive from our customers for services provided at their request. We expect other services revenue to increase in absolute dollars and to remain relatively stable as a percentage of our total revenues.

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

Bandwidth and Data Center

Bandwidth and data center expenses primarily consist of the cost of bandwidth and leased data center space. We purchase bandwidth from several suppliers. We lease space in four network operations centers – three in Toronto, Ontario and one in Miami, Florida. We utilize these facilities under contracts ranging from one to three years. We pay for these services on a monthly basis and record the expenses at the time they are incurred. We expect that bandwidth and data center facility costs will increase as the number of end-users increases on our system.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses together with disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies, described in greater detail in Note 1 to our consolidated financial statements contained in our Form 10-K to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Accounting for Stock-Based Compensation

Up to and including the fiscal year ended March 31, 2006, with the exception of stock option awards made to non-employee consultants that have provided services to us, we elected to defer the recognition of stock-based compensation in our accounts as permitted under Accounting Principles Board (APB) Opinion No. 25. Effective April 1, 2006, we adopted the recommendations of SFAS Statement No. 123R in recording stock-based compensation expense in our accounts.

In accordance with SFAS No. 123R, we determine compensation cost for stock awards at fair value and recognize the related expense over the vesting period. The estimation of stock awards that will ultimately vest requires an assessment based on actual experience or updated estimates that may differ from our current estimates. Such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, including who receives the awards and historical experience. Actual results and future changes in estimates may differ substantially from our current estimates.

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

Accounting for Income Taxes

We provide for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in the opinion of management is more likely than not to be realized. We consider factors, such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies and other factors in the determination of the valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the year that includes the enactment date. As of June 30, 2007, we do not have any net operating losses or other tax attributes subject to valuation allowances.

We conducted a review of our tax positions in accordance with the recommendations of FIN 48 which we adopted effective April 1, 2007. We determined that we did not have any material tax filing positions.

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

Results of Operations for the Three Month Periods ended June 30, 2007 as Compared to the Three Month Period ended June 30, 2006

Revenues

	Three months ended
	June 30, 2007	June 30, 2006
Revenues
Web hosting and application services	$6,067,225	$5,219,420
Other services	195,468	182,116
Total revenue	$6,262,693	$5,401,536
End-users at end of period	263,300	224,300
Increase in end users over comparable prior period – percent	17.4%
Increase over comparable prior year period	$861,157
Increase over comparable prior year period – percent	15.9%

Comparison of the Three Month Periods ended June 30, 2007 and 2006

Revenues

Total revenue increased by 15.9% to $6.3 million in the three month period ended June 30, 2007 from $5.4 million in the three month period ended June 30, 2006.

Web Hosting and Application Services

Web hosting and application services revenue increased by $848,000 or 16.2% to $6.1 million. Our revenue growth was due to a 39,000 or 17.4% increase in end-users year over year. We had approximately 263,000 end-users on our system as of June 30, 2007. The end-user growth was due to a combination of new customers added over the previous twelve month period and increased penetration of our existing customer base. New customers added approximately 10,500 end-users, representing a 4% increase over the number of end-users at the beginning of the year. Penetration of our existing customer base added approximately 28,500 end-users, representing a 13% increase over the number of end-users at the beginning of the year. Revenue growth in the first quarter improved by 7% over the previous quarter due to the following factors including:

•

a recently signed major customer added more email accounts than originally anticipated although their current plan calls for a potential cull of low activity accounts towards the end of the second quarter;

•	the beginning of the migration of British Telecom’s end-users
•	Canadian dollar appreciation in terms of U.S. dollar reporting; and
•	net end-user growth in our existing customer base.

Future revenue growth in the balance of fiscal 2008 will be supported by the completion of the British Telecom migration and an increase in the number of email accounts from a recently signed customer. We believe additional email outsourcing contracts are likely to provide us with additional sources of recurring revenue while future licensing opportunities will increase our professional service fees as contracts are completed. At the end of the quarter we had approximately 40,000 websites that we anticipate migrating over the coming quarters. Accordingly we believe the moderate sequential revenue growth we experienced in the first quarter will improve as we migrate the remainder of the British Telecom end-users.  This expectation is dependent on maintaining and growing our customers and end-users and successfully migrating the anticipated websites and email accounts related to contracts in process.

Cost of Revenues

	Three months ended
	June 30, 2007	June 30, 2006
Cost of Revenues
Web hosting and application services	$763,261	$562,772
Other services	85,093	84,716
Total cost of revenues	$848,354	$647,488
Percent of revenues	13.5%	12.0%
Increase over comparable prior year period	$200,866
Increase over comparable prior year period - percent	$31.0%

Comparison of the Three Month Periods ended June 30, 2007 and 2006

Cost of Revenues

Total cost of revenue increased by 31.0% to $848,000 in the three month period ended June 30, 2007 from $647,000 in the three month period ended June 30, 2006.

Web Hosting and Applications Services

Cost of Web hosting and application services revenue increased by 36% to $763,000 in the three months ended June 30, 2007 from $563,000 in the three months ended June 30, 2006. These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $118,000 or 37% due in part to our 17% increase in end-users as well as additional bandwidth and leased data center space acquired in anticipation of the migration of additional end-users related to recently signed contracts including the ongoing British Telecom’s end-user migration. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $91,000 or 55% due to a combination of increased software and hardware maintenance and increased referral payments due to increased revenue. Credit card collection fees declined by approximately $9,000 or 12%.

Other Services

Cost of other services revenue remained stable at $85,000. Other services expense includes the purchase of domain name rights that we resell to end-users. As a cost of the Other service revenue generated, this represents a small increase related to the sales mix of domains name rights increasing from 52% to 57%.

Operating Expenses

Total operating expenses increased by 28% to $5.0 million in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Total operating expenses represented 80% and 73% of total revenue in the respective three month periods ending June 30, 2007 and 2006.

Our operating expenses will normally increase on a scaled basis against our revenue increases. However, from time to time we incur expenses in a current period that were not incurred in the comparable period of the prior year. This occurs primarily due to a change in business conditions from the previous quarter or because we are incurring expenses with the goal of generating future incremental revenue. For example, in the current quarter, we incurred public company expenses that did not have a counterpart in last year’s comparable quarter since we were not yet a public company. This condition will repeat itself until the third quarter of the current fiscal year.

With respect to new business thrusts, we incurred additional intellectual property amortization with respect to the patents purchased from Web.com, the Website templates purchased from GeeksForLess Inc. and the recently acquired Nexthaus assets. We incurred additional depreciation related to our capital spending related to the British Telecom contract that we began to invest in August 2006 along with direct expense in incremental personnel. We also incurred direct operating expenses related to Nexthaus personnel and additional personnel put in place to cover the anticipated growth in Website Experts.

Looking forward, in the next quarter we will begin to incur expenses related to our recent license arrangement with J2 Global Communications, Inc. and our newly established customer care centre in New Brunswick.

Sales and Marketing

	Three months ended
	June 30, 2007	June 30, 2006
Sales and marketing	$1,387,312	$1,202,350
Percent of revenues	22.2%	22.3%

Increase over comparable year period	$184,962
Increase over comparable year period - percent	15.4%

Sales and Marketing (Three Month Period Ended June 30, 2007)

Sales and marketing expenses increased by 15% to $1.4 million from $1.2 million for the three months ended June 30, 2006. Salaries, wages and benefits, including stock option benefits increased by $192,000 or 24% as personnel has increased by 16% in the past twelve months. This increase is primarily related to the Website Experts website design initiative that is beginning to be used by some of our customers. Trade show expenses were $14,000 lower than the comparable quarter while advertising declined by approximately $41,000 as we continue to focus resources towards our direct sales efforts. The $48,000 or 18% increase in allocated expenses, including rent, office, telecommunications, travel and contracted expenses in Ukraine related to the increase in sales support personnel hired to service and grow our customer base. We believe a portion of the increase in sales and marketing expenses to be an investment in building recurring revenue both from existing and new customers that will have a greater effect on the future years’ revenues than the current year.

Research and Development

	Three months ended
	June 30, 2007	June 30, 2006
Research and development	$885,337	$712,485
Percent of revenues	14.1%	13.2%

Increase over comparable year period	$172,852
Increase over comparable year period - percent	24.3%

Research and Development (Three Month Period Ended June 30, 2007)

Research and development expenses increase by 24% to $885,000 from $712,000 in the three months ended June 30, 2006. Salaries, wages and benefits including stock option benefits increased by $93,000 or 16% compared to the prior year’s comparable quarter. Personnel count increased by 12% year over year as we continued to invest in enhancing our product offerings and expanding our business including absorption of three development employees on closing of the Nexthaus deal. Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $80,000 or 52% due to the increase in contractors in Ukraine and higher hardware expenses.

Project Management

	Three months ended
	June 30, 2007	June 30, 2006
Project management	$530,006	$416,458
Percent of revenues	8.5%	7.7%

Increase over comparable year period	$113,548
Increase over comparable year period - percent	27.3%

Project Management (Three Month Period Ended June 30, 2007)

Project management expenses increased by 27% to $530,000 from $416,000 in the three months ended June 30, 2006. Salaries, wages and benefits including stock option benefits increased by $54,000 or 21% compared to the prior year’s comparable quarter. Variable compensation related to increased revenue and website migrations were the primary factors. Personnel count increased 5% year over year. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $60,000 or 39% due to the increase in end-users migrated to our system.

Technical Support

	Three months ended
	June 30, 2007	June 30, 2006
Technical support	$914,374	$678,876
Percent of revenues	14.6%	12.6%

Increase over comparable year period	$235,498
Increase over comparable year period - percent	34.7%

Technical Support (Three Month Period Ended June 30, 2007)

Technical support expenses increased by 35% to $914,000 from $679,000 in the three months ended June 30, 2006. Salaries, wages and benefits including stock option benefits increased by $179,000 or 34% compared to the prior year’s comparable quarter as personnel were upgraded. Personnel count increased by 4% year over year to support the increase in our end-users. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $56,000 or 37% due to the increase in end-users on our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

General and Administrative

	Three months ended
	June 30, 2007	June 30, 2006
General and administrative	$581,703	$391,319
Percent of revenues	9.3%	7.2%

Increase over comparable year period	$190,384
Increase over comparable year period - percent	48.7%

General and Administrative (Three Month Period Ended June 30, 2007)

General and administrative expenses increased by 49% to $582,000 from $391,000 in the three months ended June 30, 2006. Salaries, wages and benefits including stock option benefits increased by $23,000 or 8% compared to the prior year’s comparable quarter. The number of personnel remained steady year over year. We experienced a $180,000 increase in professional fees and public company expenses. The provision for doubtful accounts declined by $36,000. We experienced a negative currency expense swing of approximately $22,000 compared to the three months ended June 30, 2006. Allocated expenses including rent, office, telecommunications and travel increased by $2,000 or 4% due to ongoing business growth. We do anticipate increasing professional fees including regulatory compliance related expense, higher insurance expenses and increased directors’ fees commensurate with the increase in business as we move forward.

Amortization

	Three months ended
	June 30, 2007	June 30, 2006
Amortization	$730,558	$556,682
Percent of revenues	11.7%	10.3%

Increase over comparable year period	$173,876
Increase over comparable year period - percent	31.2%

Amortization Expense (Three Month Period Ended June 30, 2007)

Amortization expense increased by approximately 31% to $731,000 from $557,000 in the three months ended June 30, 2006. This $174,000 increase in amortization expense is due in part to a $63,000 or 16% increase in amortization expense related to our investment in server storage capacity to service the increase in end-users of our services. In addition, our investment in templates, patents and the Nexthaus wireless syncing technology increased this quarter’s amortization expenses related to these assets by $24,000, $33,000 and $54,000 respectively.

Interest Income (Three Month Period Ended June 30, 2007)

Interest income increased to $326,000 from $22,000 in the three months ended June 30, 2006 as our short–term investments increased by approximately $23.0 million compared to the previous year. This increase was a result of our placing the proceeds from our initial public offering, completed on November 10th and the related exercise of the underwriters’ 15% over-allotment option on December 7th, in an investment grade money market fund yielding approximately 5%.

Interest Expense (Three Month Period Ended June 30, 2007)

Interest expense, being imputed interest related to non interest bearing debt incurred on the purchase of a customer list, was $4,000 in the three months ended June 30, 2007 and 2006.

Income Tax Expense (Three Month Period Ended June 30, 2007)

Income tax expense of $293,000 in the three months ended June 30, 2007 decreased by $42,000 from the three months ended June 30, 2006 due to a decline in taxable income. The effective tax rate of 41.5% of pre-tax income is higher than the 41.2% in the three months ended June 30, 2006 due to a higher percentage of non-deductible items in the current period.

Liquidity and Capital Resources

Cash and cash equivalents are currently our primary source of liquidity. The cash equivalents are substantially invested in a money market mutual fund that invests only in highly rated and highly liquid money market financial instruments. We expect cash flow from operations will continue to be an ongoing source of liquidity. As of June 30, 2007, we had $26.4 million in cash and cash equivalents and $26.6 million in working capital, as compared to $27.4 million in cash and cash equivalents and $26.7 million in working capital as of March 31, 2007. Our cash position decreased by $1.0 million due primarily to the $963,000 cash payment including legal fees on the purchase of intellectual property from Nexthaus Inc., the purchase of capital assets and templates. Positive cash inflow from operations was significantly reduced by the payment of income tax installments in the U.S. and Canada. Approximately $1.2 million of cash was received on the exercise of stock options during the quarter.

Operating activities used $0.1 million of cash compared to net cash provided of $1.5 million the year earlier. The primary reasons for this $1.6 million reduction was increased tax payments of $0.9 million and a $0.6 million swing in receivables. Profitability and amortization are both expected to increase in the balance of fiscal 2008 as the British Telecom end-users are migrated to our platform. Accordingly, operating cash flow should strengthen through the balance of the year.

Cash flows from financing activities included $1.2 million on the exercise of stock options for which we issued 437,620 shares at an average price of US$2.76 per share.

Net cash used in investment activities totaled $2.4 million compared to $0.3 million in the three months ended June 30, 2006. Year to date we purchased $1.1 million of property and equipment primarily in support of our expanding end-user base. We also invested $1.2 million on the acquisition of intellectual property from Nexthaus, Inc. and the purchase of additional website design templates for our template library. Capital investment is anticipated to moderate in the balance of fiscal 2008 since we have largely built the capacity to manage the near term migrations. However, we may incur a significant expenditure should we decide to go forward with establishing our business in a U.K. data center.

Targeted expenditures will include, but may not be limited to, the following activities:

•	Selling and marketing costs to prospective customers as we continue to build our key metric of end-users;
•	Investment in our domestic infrastructure to support further growth in North America;
•	Investment in infrastructure in the United Kingdom to serve our recently contracted U.K. customer base and provide us with a window on Europe;
•	Investment in research and development activities to enhance our product offerings and revenue per end-user; and
•	Acquisition of strategic technology or business operations that will enhance our ability to deliver more services and generate more revenue from our end-users.

We believe, based on our cash and cash equivalents at June 30, 2007 and our projected cash flow from operations, we have sufficient resources to finance our business, including sales and marketing expenses, research and development expenses and capital expenditures in the short and long term without raising further funds in the capital markets. We also have the liquidity to make additional investments in our application delivery platform, expand our portfolio of web services, expand further into the UK marketplace and make strategic investments in complementary businesses, services, products and technologies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The operating results and cash flows that we generate through our revenue activities are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the relationship of the Canadian dollar to the U.S. dollar and to a much lesser extent U.K. pounds. We have not entered into any hedging contracts but we review our currency exposure periodically to ensure that our revenues in non-U.S. currencies are reasonably matched by expenses in those currencies. During the three months ended June 30, 2007, non-U.S. dollar denominated revenues totaled approximately $2.8 million in Canada dollars and $0.2 million in U.K. pounds. Based on this current level of revenues an annualized 5% fluctuation in the Canadian dollar exchange rate would increase or decrease revenues by approximately $0.6 million.

Interest Rate Sensitivity

We had investments in short term bank deposits and money market funds amounting to $24.2 million at June 30, 2007. We currently do not have any interest bearing debt obligations. Due to the short term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our short term investments as a result of changes in interest rates. However, we estimate, based on the level of short term interest bearing investments at June 30, 2007, that on an annualized basis a 1% fluctuation in short term interest rates would raise or lower our net income by approximately $0.01per share.

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

No change in the Company’s internal control over financial reporting has occurred during the Company’s fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of the conduct of our operations. Presently, we are not involved in any material litigation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2006, our registration statement on Form S-1 (Registration No. 333-135533), registering 4,200,000 shares of our common stock, $0.0001 par value, for sale by us was declared effective by the Securities and Exchange Commission and we commenced our initial public offering on that date. In Canada, RBC Dominion Securities Inc., TD Securities Inc., GMP Securities L.P. and Haywood Securities Inc. acted as the managing underwriters for the offering. In the United States, RBC Capital Markets Corporation, TD Securities (USA) LLC, Griffith McBurney Corp. and Haywood Securities (USA) Inc. acted as the managing underwriters for the offering. On November 10, 2006, we completed the offering at $5.30 (CDN $6.00) per share. The aggregate purchase price, before expenses, to us was $ 22.3 million (CDN$ 25.2 million) and we incurred $3.4 million in expenses, resulting in net proceeds from the initial offering of $18.9 million. On December 7, 2006, the underwriters exercised their over-allotment option and purchased an additional 630,000 shares of our common stock for $5.22 (CDN $6.00). The aggregate purchase price, before fees, to us was $3.3 million (CDN $3.8 million). We paid the underwriters $0.2 million, resulting in net proceeds of $3.1 million (CDN $3.5 million).  The net proceeds have been invested in investment grade commercial paper. During the quarter ended June 30, 2007, we used approximately $2.4 million of net proceeds from the IPO for the purchase of property and equipment and intellectual property. Since the closing of our Initial Public Offering, we have applied approximately $2.9 million of the net proceeds of $22 million to the purchase of long term assets. Neither our directors, officers , affiliates, nor persons owning 10% or more of any class of our securities received direct or indirect payments in connection with our payment of the offering-related expenses.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.            Exhibits

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of Hostopia.com Inc.
3.2(3)	Amended and Restated Bylaws of Hostopia.com Inc.
4.1(1)	Shareholder Agreement dated as of December 27, 2001
4.2(1)	Registration Rights Agreement dated as of December 27, 2001
4.3(1)	Warrant dated July 1, 2003 exercisable for 60,000 shares of common stock
4.4(4)	Specimen Stock Certificate
10.1(1)	Hostopia.com Inc. 2000 Stock Option Plan and forms of related agreements
10.2(3)	Hostopia.com Inc. 2006 Stock Option Plan and forms of related agreements
10.3(1)	Employment Agreement with William Campbell, dated June 1, 2006
10.4(1)	Employment Agreement with Colin Campbell, dated June 1, 2006
10.5(1)	Employment Agreement with Michael Mugan, dated April 1, 2006
10.6(1)	Employment Agreement with Paul Engels, dated April 1, 2006
10.7(1)	Employment Agreement with Dirk Bhagat, dated June 1, 2006
10.8(1)	Management Services Agreement with John Nemanic, dated June 1, 2006
10.9(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.10(1)	Asset Purchase Agreement between the registrant and FortuneCity.com Inc., dated as of January 31, 2006
10.11(1)	Services Agreement between the registrant and Geeksforless Inc., dated as of July 1, 2005
10.12(1)	Template Purchase Agreement between the registrant and Geeksforless Inc., dated as of February 1, 2005
10.13(1)	Image Library Agreement between the registrant and Geeksforless Inc., dated as of January 2, 2005
10.14(1)	Lease between Badenhurst-Airway Centre Ltd. and the registrant dated September 30, 2002, as amended
10.15(1)	Revolving Line of Credit Facility
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)

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

HOSTOPIA.COM INC.
(Registrant)

August 14, 2007	/s/ COLIN CAMPBELL
Date	Colin Campbell Chief Executive Officer

August 14, 2007	/s/ MICHAEL J. MUGAN
Date	Michael J. Mugan Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of Hostopia.com Inc.
3.2(3)	Amended and Restated Bylaws of Hostopia.com Inc.
4.1(1)	Shareholder Agreement dated as of December 27, 2001
4.2(1)	Registration Rights Agreement dated as of December 27, 2001
4.3(1)	Warrant dated July 1, 2003 exercisable for 60,000 shares of common stock
4.4(4)	Specimen Stock Certificate
10.1(1)	Hostopia.com Inc. 2000 Stock Option Plan and forms of related agreements
10.2(3)	Hostopia.com Inc. 2006 Stock Option Plan and forms of related agreements
10.3(1)	Employment Agreement with William Campbell, dated June 1, 2006
10.4(1)	Employment Agreement with Colin Campbell, dated June 1, 2006
10.5(1)	Employment Agreement with Michael Mugan, dated April 1, 2006
10.6(1)	Employment Agreement with Paul Engels, dated April 1, 2006
10.7(1)	Employment Agreement with Dirk Bhagat, dated June 1, 2006
10.8(1)	Management Services Agreement with John Nemanic, dated June 1, 2006
10.9(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.10(1)	Asset Purchase Agreement between the registrant and FortuneCity.com Inc., dated as of January 31, 2006
10.11(1)	Services Agreement between the registrant and Geeksforless Inc., dated as of July 1, 2005
10.12(1)	Template Purchase Agreement between the registrant and Geeksforless Inc., dated as of February 1, 2005
10.13(1)	Image Library Agreement between the registrant and Geeksforless Inc., dated as of January 2, 2005
10.14(1)	Lease between Badenhurst-Airway Centre Ltd. and the registrant dated September 30, 2002, as amended
10.15(1)	Revolving Line of Credit Facility
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)

_________

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