Form 10-Q
period 2007-09-30
Hostopia.com Inc.
filed 2007-11-13
CIK 1365295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, there were 11,559,111 outstanding shares of common stock, par value $0.0001, of the registrant.

HOSTOPIA.COM INC.

Quarterly Report on Form 10-Q

INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Consolidated Balance Sheets as of September 30, 2007 (unaudited) and March 31, 2007	2

Consolidated Statements of Operations (unaudited) for the three and six months ended

September 30, 2007 and 2006	3

Consolidated Statements of Cash Flows (unaudited) for the six months ended

September 30, 2007 and 2006	4
Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures	29

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Hostopia.com Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,073,572	$27,367,667
Trade accounts receivable, net of allowance for doubtful accounts of $102,399; (March 31, 2007 - $114,755)	2,024,459	1,320,422
Deferred tax assets	134,000	117,000
Income taxes recoverable	1,025,408	-
Prepaid expenses	372,173	377,242
Total current assets	29,629,612	29,182,331

Property and equipment, net of accumulated amortization of $6,140,198; (March 31, 2007 - $5,163,911)	3,662,957	2,922,677
Other assets	64,840	60,997
Intangible assets, net of accumulated amortization of $2,185,022; (March 31, 2007 - $1,594,348)	2,485,891	1,690,284
Deferred tax assets	1,373,000	1,101,000
Total assets	$37,216,300	$34,957,289

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$333,236	$380,040
Accrued liabilities	1,161,046	705,229
Payroll and other taxes payable	27,821	34,956
Income taxes payable	-	269,020
Current portion of deferred lease inducements	79,900	79,900
Deferred revenue	839,600	983,299
Current portion of long-term liability	-	72,000
Total current liabilities	2,441,603	2,524,444
Deferred lease inducements	201,364	237,035
Long-term liability	-	292,957
Total liabilities	2,642,967	3,054,436
Stockholders’ equity:
Capital stock
Authorized:
30,000,000 common shares, par value $0.0001
Issued and outstanding
11,559,111 common shares (March 31, 2007 - 11,097,251 common shares)	217,115	217,069
Additional paid-in capital	32,855,790	31,054,703
Accumulated other comprehensive loss	(43,881)	(43,881)
Retained earnings	1,544,309	674,962
Total stockholders’ equity	34,573,333	31,902,853
Total liabilities and stockholders’ equity	$37,216,300	$34,957,289

See accompanying notes to unaudited consolidated financial statements

Hostopia.com Inc.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Revenues
Webhosting and applications services	$6,561,480	$5,406,362	$12,628,705	$10,625,782
Other services	241,868	179,141	437,336	361,257
Total revenues	6,803,348	5,585,503	13,066,041	10,987,039
Cost of revenues
Webhosting and applications services	820,069	637,908	1,583,330	1,200,680
Other services	83,162	84,387	168,255	169,103
Total cost of revenues	903,231	722,295	1,751,585	1,369,783
Gross profit	5,900,117	4,863,208	11,314,456	9,617,256
Expenses
Sales and marketing (a)	1,466,974	1,144,907	2,854,286	2,347,257
Research and development (a)	969,540	782,499	1,854,877	1,494,984
Project management (a)	537,662	423,339	1,067,668	839,797
Technical support (a)	963,758	794,331	1,878,132	1,473,207
General and administrative (a)	652,246	431,362	1,233,949	822,681
Amortization of intangible assets	321,791	183,623	590,674	342,045
Amortization of property and equipment	514,607	452,683	976,282	850,943
	5,426,578	4,212,744	10,455,868	8,170,914
Income before the undernoted	473,539	650,464	858,588	1,446,342
Interest income	322,457	18,170	647,965	39,699
Interest (expense)	-	(4,206)	(4,206)	(8,412)
	322,457	13,964	643,759	31,287
Income before income taxes	795,996	664,428	1,502,347	1,477,629
Income taxes (recovery)
Current	458,000	341,000	922,000	747,000
Deferred	(118,000)	(117,000)	(289,000)	(188,000)
	340,000	224,000	633,000	559,000
Net income	$455,996	$440,428	$869,347	$918,629

Net income per share
Basic	$0.04	$0.10	$0.08	$0.21
Diluted	0.04	0.07	0.08	0.15
Weighted average number of common shares outstanding
Basic	11,539,583	4,032,406	11,413,172	4,032,371
Diluted	11,649,774	6,310,070	11,583,421	6,310,035
(a) Stock-based compensation is included in operating expenses as follows:
Sales and marketing	$33,412	$31,970	$63,382	$66,285
Research and development	41,908	5,163	58,110	10,606
Project management	4,413	2,819	9,070	5,855
Technical support	3,594	4,294	7,227	8,838
General and administrative	28,121	9,130	38,999	18,891
	$111,448	$53,376	$176,788	$110,475

See accompanying notes to unaudited consolidated financial statements

Hostopia.com Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$869,347	$918,629
Items which do not involve cash:
Amortization	1,566,956	1,192,988
Stock-based compensation	176,788	110,475
Excess tax benefits from stock-based compensation	(316,000)	-
Non-cash interest	4,206	8,412
Deferred income taxes	(289,000)	(105,000)
Deferred lease inducements	(35,671)	(26,730)
Change in operating assets and liabilities
Trade accounts receivable	(704,037)	172,827
Prepaid expense	5,069	(111,516)
Accounts payable	(46,804)	191,506
Accrued liabilities	455,817	205,622
Payroll taxes and other taxes payable	(7,135)	(17,938)
Income taxes payable	(978,428)	(131,000)
Deferred revenue	(143,699)	(18,695)
Cash flows from operating activities	557,409	2,389,580

Cash flows from (used in) financing activities:
Issue of common shares on exercise of stock options	1,273,487	1,799
Refund of initial public offering expenses	34,858
Repayment of long-term liabilities	(369,163)	(105,701)
Deferred initial public offering costs	-	(1,202,400)
Excess tax benefits from stock-based compensation	316,000	-
Cash flows from (used in) financing activities	1,255,182	(1,306,302)

Cash flows from investing activities:
Acquisition of property and equipment	(1,716,562)	(987,263)
Acquisition of intellectual property	(1,386,281)	(746,015)
Cash flows from investing activities	(3,102,843)	(1,733,278)
Effect of currency translation on cash balances	(3,843)	(1,124)

Increase (decrease) in cash and cash equivalents	(1,294,095)	(651,124)

Cash and cash equivalents, beginning of period[1]	27,367,667	3,038,217
Cash and cash equivalents, end of period	$26,073,572	$2,387,093

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	1,900,428	795,000

See accompanying notes to unaudited consolidated financial statements

_________________________

[1]	Cash and cash equivalents consists primarily of an amount invested in a highly rated money market mutual fund, as well as cash on deposit and bank certificates of deposit.

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Six Months Ended September 30, 2007 and 2006

1.	NATURE OF BUSINESS

Hostopia.com Inc. (the “Company”) was founded in December 1999 and is a provider of Web services that enable small and medium-sized businesses to establish and maintain an Internet presence. The Company has customers in the United States, Canada and the United Kingdom, which include telecommunication carriers, cable companies, Internet service providers, domain registrars and Web hosting service providers. These communication services providers purchase the Company’s Web services on a wholesale basis and resell these services under their own brands to small and medium-sized businesses. The Company’s services include Website creation and maintenance applications, managed email with security applications including virus and spam protection, wireless mobility applications, e-commerce application services, customer communications and Website promotion applications, and Website hosting and data transfer.

2.	SIGNIFICANT ACCOUNTING POLICIES

A description of the Company’s significant accounting policies can be found in the Company’s March 31, 2007 Annual Financial Statements as reported on its Form 10-K filed with the Securities and Exchange Commission on June 28, 2007.

a)	Basis of Presentation

These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BlueGenesis.com Corp., Internet Names for Business Inc. and Nexthaus Corporation. All material intercompany accounts and transactions and balances are eliminated.

These unaudited consolidated financial statements are stated in U.S. dollars and have been prepared in accordance with the instructions of Form 10-Q. They do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying consolidated balance sheets as of September 30, 2007 and March 31, 2007, the consolidated statements of operations for the three and six months ended September 30, 2007 and 2006, the consolidated statements of cash flows for the six months ended September 30, 2007 and 2006 and the related notes to the consolidated financial statements are unaudited. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and related notes together with management’s discussion and analysis of financial position and results of operations contained in the Company’s Form 10-K which includes the audited financial statements for the years ended March 31, 2007 and 2006.

In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Form 10-K except for changes in accounting policy relating to adopting FASB Interpretation No. 48 and include all adjustments necessary for the fair statement of the Company’s financial position as of September 30, 2007, its results of operations for the three and six months ended September 30, 2007 and 2006 and its cash flows for the six months ended September 30, 2007 and 2006.

The financial results for the six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending March 31, 2008. There is no difference between net income and total comprehensive income.

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

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Six Months Ended September 30, 2007 and 2006

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
b)	Use of Estimates

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

Under SFAS No. 123R the Company also estimates forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing forfeitures and the corresponding reduction in expense as they occur. Based on its historic experience and expectations for the future, the Company has estimated expected forfeitures will generally occur at a rate of 25%. This estimate will be adjusted as necessary in the future to reflect actual forfeiture experience. The Company recognizes its stock-based compensation expense using a straight-line amortization method over the vesting period of the options.

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Six Months Ended September 30, 2007 and 2006

3.	STOCK-BASED PLANS

During the six months ended September 30, 2007, the Company granted 312,500 options to employees having an exercise price of $5.87 per share. The grant day fair value of $3.06 per option was calculated using the Black-Scholes-Merton model and the assumptions noted below. The total value of 312,500 options granted was $956,250. This amount, adjusted for forfeitures related to terminations and in certain instances performance, will be expensed on a straight line basis over the three year vesting period.

Six Months Ended September 30, 2007
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

Stock option activity during the six months ended September 30, 2007 is summarized in the table below:

	Options Outstanding	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at March 31, 2007	810,320	$3.58
Granted	312,500	$5.87
Exercised	(461,860)	$2.76
Forfeited/Expired	(10,040)	$5.32
Balance at September 30, 2007	650,920	$5.24	4.7	$754,478
Options exercisable at September 30, 2007	262,867	$3.82	3.2	$658,507

The total intrinsic value of options exercised for the six months ended September 30, 2007, was $1,273,408.

At September 30, 2007, there was $906,506 of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, related to unvested share-based awards. On a weighted average basis, unrecognized stock-based compensation expense is expected to be recognized over the next 2.5 years.

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Six Months Ended September 30, 2007 and 2006

4.	ASSET ACQUISITIONS
(i)

On May 2, 2007, the Company acquired all of the intellectual property, including developed software and underlying code of Nexthaus, Inc., a U.S. developer of software applications for mobile devices for cash consideration of $950,000. The acquired software uses wireless communications to synchronize data between computers and mobile devices, such as calendar and contact updates from a desktop to a smart phone. Additional contingent consideration of $200,000 is payable on May 25, 2008 if stipulated revenue targets are achieved. In addition, a referral fee equal to 15% of the revenue generated by the intellectual property will be payable until May 2, 2010. As of September 30, 2007, no payments have been made.

Purchase price:

Intellectual property	$950,000

Consideration given:

Cash	$950,000
(ii)

On January 31, 2006, the Company entered into an agreement to purchase a customer list from one of its customers for $1,132,000 and assume the liability for future services. The Company paid $151,400 on closing.

Payments to be applied against the purchase price were to be determined as a percentage of actual webhosting revenue generated by the purchased accounts as follows: the Company agreed to pay out 37.5% of collected revenue from the customer during the first six months following closing, 25.0% for the following six months, and 12.5% until such time as the total payments equal the purchase price.

After deducting the value of the account receivable owed from the customer and the liability for future services assumed associated with the hosted accounts, the remaining amount of $570,533 has been recorded as a non-interest bearing liability. This amount has, therefore, been discounted at the rate of 5% per annum. Accordingly, the value of the customer list and the long-term liability were reduced by $28,030, being the estimated interest over the expected two-year life of the long-term liability. This amount was being accreted as interest expense over the expected two-year life of the long-term liability. The customer list is being amortized on a straight-line basis over its three-year estimated useful life commencing February 1, 2006.

Purchase price:

Customer list	$1,103,970
Liability for future services	(243,468)
$860,502

Consideration given:

Cash	$151,400
Trade receivables	166,599
Long-term liability	542,503
$860,502

During the six months ended September 30, 2007 and 2006, the Company made payments of $369,163 and $97,289 respectively. On July 10, 2007, the Company accelerated the payment of the remaining liability in exchange for a two year extension of the marketing agreement under which it has operated since February 1, 2006.

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Six Months Ended September 30, 2007 and 2006

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net income attributable to common stockholders - diluted	$455,996	$440,428	$869,347	$918,629
Dividend accretion on Series A preferred shares	-	(29,234)	-	(58,315)
Net income attributable to common stockholders - basic	$455,996	$411,194	$869,347	$860,314

Weighted average outstanding shares of common stock	11,539,583	4,032,336	11,413,172	4,032,371
Dilutive effect of Series A redeemable preferred shares	-	2,127,658	-	2,127,658
Dilutive effect of stock options and warrants (1)	110,191	150,006	170,249	150,006
Common stock and common stock equivalent	11,649,774	6,310,070	11,583,421	6,310,035

Net income attributable per common share:
Basic	$0.04	$0.10	$0.08	$0.21
Diluted	$0.04	$0.07	$0.08	$0.15
(1)	417,880 stock options outstanding at September 30, 2007 were determined to be anti-dilutive.
6.	SERIES A REDEEMABLE, CONVERTIBLE PREFERRED SHARES

On November 10, 2006, on the completion of the Company’s initial public offering, all preferred shares were automatically converted into 2,127,658 common shares with a total par value of $212.77. Additional paid-in capital was increased by $5,241,595 in respect of this conversion.

7.	COMMON STOCK

On November 10, 2006, the Company completed its initial public offering (“IPO”) in which it sold 4,200,000 common shares at a price of $5.30 (Cdn$6.00) per share. A total of $22,283,137 (Cdn$25,200,000) in gross proceeds was raised in the IPO. After deducting the underwriters’ commission and offering expenses of $3,387,822, net proceeds of the IPO were $18,895,315. All 2,127,658 outstanding shares of the Company’s Series A redeemable, convertible preferred shares were converted into shares of common stock, on a one-for-one basis, at the closing of the IPO.

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Six Months Ended September 30, 2007 and 2006

7.	COMMON STOCK (CONTINUED)

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

During the six months ended September 30, 2007, the Company issued 461,860 common shares pursuant to the exercise of stock options and received proceeds in the amount of $1,273,487.

8.	RELATED PARTY TRANSACTIONS

The Company completed transactions with TELUS Corporation, a related party by virtue of its 7.4% holding of common shares of the Company and its representation on the Board of Directors, in the normal course of operations. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties as set out below. In addition, the Company has a commitment with TELUS to acquire bandwidth and data center services from December 2004 to November 2007 for an aggregate minimum amount of $1,867,140.

In March 2005, the Company's principal stockholders purchased a majority interest in GeeksForLess Inc., a supplier of templates, images and outsourced operations to the Company (the "Supplier"). Templates and images purchased by the Company are recorded as other intangible assets and amortized over their estimated useful lives. The Company had previously entered into agreements with the Supplier for website templates and images, dated February 2005 and January 2005 respectively, which the Supplier assigned to the Company as of June 1, 2007 on the closing of the purchase of certain assets of TemplateRover.com., a division of the Supplier as described below.

On June 1, 2007, the Company purchased the remaining templates, images and marketing software from GeeksForLess Inc. for $232,921 (Cdn$247,000) in cash, which amount was considered to be fair market value.

Aggregate related party transactions and balances are as follows:

	September 30, 2007	March 31, 2007
Balance sheets:	(Unaudited)
Accounts receivable	$–	$7,107
Accounts payable	163,944	125,780

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Statements of operations:
Webhosting and application services revenue	$691,786	$547,320	$1,326,449	$1,074,061
Bandwidth	230,683	174,389	437,943	356,638
Outsourced services	447,004	338,551	919,692	638,672
Telephone services	55,288	57,980	100,959	108,308

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Six Months Ended September 30, 2007 and 2006

9.	RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain non financial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS No.159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159, but does not expect it to have a material impact on its financial position, results of operations, cash flows or disclosures.

10.	GEOGRAPHIC INFORMATION

The following summarizes the Company’s revenue by country (in thousands of dollars):

	Three Months Ended September 30,	Six Months Ended September 30,
	2007	2006	2007	2006
	Unaudited
Canada	$3,051,924	$2,418,902	$5,874,741	$4,767,668
United States	3,436,485	3,094,137	6,724,661	6,082,670
United Kingdom	314,939	72,464	466,639	136,701
Total revenues	$6,803,348	$5,585,503	$13,066,041	$10,987,039

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We believe we are a leading provider of Web services that enable small and medium-sized businesses to establish and maintain an Internet presence. We have 335 customers in the United States, Canada and the United Kingdom, which include telecommunication carriers, cable companies, Internet service providers, domain registrars and Web hosting service providers. These communication services providers purchase our Web services on a wholesale basis and resell these services under their own brands to small and medium-sized businesses. We refer to small and medium-sized businesses which use our Web services as “end-users” or “end-user businesses”. Our Web services include Website creation and maintenance applications, managed email with virus and spam protection, e-commerce application services, customer communications and Wireless mobility applications, Website promotion applications, and Website hosting and data transfer.

We have grown our business primarily selling our web services to large telecommunication and cable companies who in turn resell the services to their end-users thereby increasing the end user count we both serve and the amount of services sold individually to each end-user.

Our wholesale service offering has been successful in Canada where Bell Canada, TELUS Communications Company and Rogers Cable Communications Inc. are counted among our customers. We have expanded geographically into the United States and in fiscal 2006 entered into an agreement with Verizon Directories Corp. which was subsequently acquired by Idearc Inc. In addition to Idearc, we have a number of other large and mid-sized U.S. based customers who are prominent in the telecommunications, cable and broadband service market. In 2006, we also began marketing our service in the United Kingdom and have already contracted to provide our service to a number of customers in this large marketplace including British Telecom which entered into a two year Web services agreement with us in fiscal 2007.

To support the acquisition of new customers we have 8 sales people focused on acquiring new business in Canada, the U.S. and the U.K. To assist our sales efforts, and to potentially increase our revenue per end-user, we continue to invest in developing new software products and services for end-users. We have 14 technical professionals currently involved in product development.

When we enter into a contract with a new customer, we are often required to migrate their end-users to our platform. Such migrations help our revenue growth because migrated end-users are billable on a monthly basis. This essential function is carried out by our project management staff presently consisting of 20 personnel.

We also recognize the need for professional services to our customers and their end-users to maintain and grow our end-user count. Accordingly we employ a technical support staff of approximately 96 information technology and customer service professionals to deal promptly, 24 hours a day, with any questions end-users have in respect of our service. Our staff of customer service professionals has grown during the quarter ended September 30, 2007 as we opened our new customer care center in Miramichi, New Brunswick.

To provide our end-users, who are often smaller businesses, with an easy method of establishing a Web presence, we have developed and continue to develop easily self-customized website templates. We currently have over 5,000 templates in our library, the majority of which were developed in the past eighteen months.

In fiscal 2007, we also began a website development service business called “Website Experts” that designs web sites and e-commerce enabled business applications for our customers’ end users. We have hired 8 personnel in support of this business opportunity. As of July 2007, we have begun selling Website Experts’ services through a number of our customers.

During the second quarter, we signed 12 new contracts and grew our billable base by approximately 28,000 new end-users. As a result, we experienced good revenue growth and believe revenue will continue to increase in the next quarter. Our end-user growth was largely attributable to our completing one of the largest migrations of end-users onto our platform in company history. We experienced positive growth from a number of our existing customers; however we also experienced a reduction in end-users from one of our US customers who chose to eliminate approximately 3,000 of its relatively low-revenue end-users from our platform. We currently plan to migrate a further 12,000 end-users onto our servers in the third and fourth quarters and also expect net end-user growth from existing customers. We continue to expect revenue will grow by at least 18 to 22% in fiscal 2008 over fiscal 2007.

During the first quarter, we applied a portion of the funds derived from our November 2006 Initial Public Offering to the acquisition of the intellectual property of Nexthaus Inc. that will help us develop and bring to market a service that allows mobile phone users to share data between various email systems and their mobility devices over a wireless network. These services are known to the wireless mobility and email industries as “SyncML based services,” referring to the global standard for sharing data between devices, largely adopted by the leading mobility device manufacturers such as R.I.M., Nokia, Motorola and the like

During the second quarter, we continued to develop and integrate the Nexthaus SyncML technology. We also continued marketing our Website Experts services. In addition, we licensed the digital fax patent portfolio of J2 Global Communications, Inc. and are presently developing a marketing plan to begin selling fax to email services to our customers. We estimate these revenue growth initiatives increased our operating expenses, including amortization of intangibles, by approximately $300,000 in the quarter compared to last year.

We also began to incur additional expenses in the second quarter with the opening of our new customer care center in New Brunswick. We opened this facility primarily because we were becoming physically constrained in our Mississauga facility as a result of our growing end-user count. New Brunswick offered us a large, bilingual, stable, professional and competitively priced work force from which to staff up as we continue to grow our end-user base. The combination of better service at a lower cost was compelling and accordingly we determined the estimated $150,000 in additional costs we incurred this quarter, during the training and transition period, was a sound economic decision. During the second quarter we invested approximately $80,000 to purchase a building for our new customer care center and invested an additional $520,000 in servers and related computer equipment.

In addition to higher costs related to revenue growth and operational efficiencies initiatives, we also incurred $190,000 of additional expenses in the quarter compared to last year as a result of our new public company status. We also estimate that our cost of revenues and expenses grew in the second quarter by $210,000 compared to last year as a result of translating our Canadian dollar denominated expenses into U.S. dollars.

Key Metric

End-User Count

We add end-users by two principal methods: (1) organic growth from our existing customers; and (2) the addition of new customers who migrate their end-users to our system. To a lesser extent we grow our end-users through small resellers and by direct sales to end-user businesses. As of September 30, 2007, we served approximately 291,000 end-users, a net increase of approximately 31,000 since March 31, 2007.

Changes in the number of end-users are predictive of our future revenue and operating results due to the recurring revenue that we receive from the sale of our Web services. As a result, we monitor this metric closely to forecast and manage our growth.

Sources of Revenue

We derive all of our revenue from Web hosting and application services including stand alone email and other services. We sell substantially all of our services through our 335 wholesale customers although we do sell some services directly to small resellers and end-user businesses.

Web Hosting and Application Services

Web hosting and application service revenues are derived from the sale and support of Web services. We generated 96.7% and 96.7% of our revenues in the six months ended September 30, 2007 and 2006, respectively from Web hosting and application services. Our customers pay us monthly in accordance with contracts that range from one to five years for the Web services that they resell to their end-users on a subscription basis. In addition, we derive a portion of our revenues from the direct sale of Web services to small resellers and end-user businesses. We expect Web hosting and application services revenue to increase in absolute dollars and to remain relatively stable as a percentage of our total revenues.

Other Services

Other services revenues are derived from domain name registration and professional services. We derived 3.3% and 3.3% of our total revenues in the six months ended September 30, 2007 and 2006, respectively from other services. Domain name registration revenue consists of domain name registrations, renewals and transfers.. Our professional services include the design of websites under our Website Experts brand, the sale of the right to use our templates as well as technical assistance requested by our customers. We expect other services revenue will increase in absolute dollars while remaining relatively stable as a percentage of our total revenues.

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

Bandwidth and Data Center

Bandwidth and data center expenses primarily consist of the cost of bandwidth and leased data center space. We purchase bandwidth from several suppliers. We lease space in four network operations centers - three in Toronto, Ontario and one in Miami, Florida. We utilize these facilities under contracts ranging from one to three years. We pay for these services on a monthly basis and record the expenses at the time they are incurred. We expect that bandwidth and data center facility costs will increase as the number of end-users increases on our system.

Software License and Hardware Maintenance Fees

Software licensing and hardware maintenance fees are incurred to enhance or maintain the delivery of Web services or applications. We expect that software license and hardware maintenance expenses will increase as the number of end-users increases on our system.

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

In addition, we have used outsourced services provided by GeeksForLess, Inc., (“GFL”), a related party by means of common ownership, since November 2003. Originally contracted to provide research and development, GFL now also provides services in the areas of technical support, project management and sales support. All expenses incurred in the outsourcing arrangement, including travel of our North American based personnel, are allocated to our functional expense classifications.

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

Technical Support

Technical support expenses consist of compensation and allocated rent, communication and office expenses and allocation of payments to GFL for its services to the technical support group. Our technical support staff provides assistance to our customers and/or their end-users. We employ a technical support staff that operates 24 hours a day, 365 days a year. We expect future technical support expenses will increase as we increase the number of our end-users.

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

Amortization

Amortization expenses consist of charges relating to the amortization of all of the property and equipment (including buildings, hardware, software, furniture and fixtures and telephone equipment), leasehold improvements, lease inducement assets, and intangible assets (including customer lists, patents, website templates and digital images). With the exception of the building which is being amortized over twenty years, furniture and fixtures that are amortized over a period of three to five years, and leasehold improvements that are amortized over the expected life of the relevant lease, all other assets are amortized over a three-year period. We believe this policy covers most risks associated with the prospect of technological obsolescence; however, we periodically evaluate the condition of our asset base to determine whether additional decreases in value may be required. We expect future amortization expenses will increase as we continue to make capital investments in our application delivery platform to support the expansion of our Web services and the increasing number of end-users.

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

Accounting for Income Taxes

We provide for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in the opinion of management is more likely than not to be realized. We consider factors, such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies and other factors in the determination of the valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the year that includes the enactment date. As of September 30, 2007, we do not have any net operating losses or other tax attributes subject to valuation allowances.

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

Results of Operations for the Three and Six Month Periods ended September 30, 2007 as Compared to the Three and Six Month Periods ended September 30, 2006

Revenues

	Three months ended		Six months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues
Web hosting and application services	$6,561,480	$5,406,362	$12,628,705	$10,625,782
Other services	241,868	179,141	437,336	361,257
Total revenue	$6,803,348	$5,585,503	$13,066,041	$10,987,039
End-users at end of period	291,000	237,400	291,000	237,400
Increase in end users over comparable prior period - percent	22.6%		22.6%
Increase over comparable prior year period	$1,217,845		$2,079,002
Increase over comparable prior year period – percent	21.8%		18.9%

Comparison of the Three Month Periods ended September 30, 2007 and 2006

Revenues

Total revenue increased by 21.8% to $6.8 million in the three month period ended September 30, 2007 from $5.6 million in the three month period ended September 30, 2006.

Web Hosting and Application Services

Web hosting and application services revenue increased by $1.16 million or 21.4% to $6.6 million. Our revenue growth was primarily due to a 53,600 or 22.6% increase in end-users year over year. We had approximately 291,000 end-users on our system as of September 30, 2007. The end-user growth was due to a combination of new customers added over the previous twelve month period and increased penetration of our existing customer base. New customers added approximately 33,900 end-users, representing a 14% increase over the number of end-users at September 30, 2006. Penetration of our existing customer base added approximately 19,700 end-users, representing a 8% increase over the number of end-users at September 30, 2006. Revenue grew in the second quarter by 8% over the previous quarter primarily because of the following factors:

•	a net increase of approximately 28,000 websites onto our platform in the quarter;
•	the migration of approximately 375,000 email accounts onto our platform during the first quarter; and
•	the increased value of our Canadian dollar denominated revenue in terms of our U.S. dollar reporting currency.

Revenue growth for the balance of fiscal 2008 will be supported by the anticipated migration of an estimated 12,000 websites to our servers. We anticipate email outsourcing contracts will likely provide us with additional recurring revenue while future licensing opportunities may increase our professional service fees. Growth in our Website Experts and Nexthaus businesses should also provide some additional revenue. Accordingly we believe the sequential revenue growth we experienced in the second quarter will continue, but at a lower rate.  This belief is dependent on maintaining and growing the number of our customers and end-users and successfully migrating the anticipated websites and email accounts to our servers.

Other Services

Other services revenue, including domain name registration and professional services revenue, increased by $63,000 or 35% to $242,000 from $179,000. The principal reason for the increase was growth in our Website Experts operation.

Comparison of the Six Month Periods ended September 30, 2007 and 2006

Total revenue increased by 18.9% to $13.1 million in the six month period ended September 30, 2007 from $11.0 million in the six month period ended September 30, 2006. The 4.7% appreciation in the value of the Canadian dollar against the US dollar over the comparable period last year contributed 2.1% to revenue growth. If the value of the Canadian dollar had remained constant against the US dollar, the net increase in revenue would have been $1.9 million or 16.8%.

Web Hosting and Application Services

Web hosting and application services revenue increased by $2.0 million or 18.8% to $12.6 million. Our revenue growth was primarily due to a 53,600 or 22.6% increase in end-users year over year. We had approximately 291,000 end-users on our system as of September 30, 2007. The end-user growth was due to a combination of new customers added over the previous twelve month period and increased penetration of our existing customer base. New customers added approximately 33,900 end-users, representing a 14% increase over the number of end-users at September 30, 2006. Penetration of our existing customer base added approximately 19,700 end-users, representing a 8% increase over the number of end-users at September 30, 2006

Other Services

Other services revenue, including domain name registration and professional services revenue, increased by $76,000 or 21% to $437,000 from $361,000 in the six months ended September 30, 2006. The principal reason for the increase was growth in our Website Experts operation.

Cost of Revenues

	Three months ended		Six months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Cost of Revenues
Web hosting and application services	$820,069	$637,908	$1,583,330	$1,200,680
Other services	83,162	84,387	168,255	169,103
Total cost of revenues	$903,231	$722,295	$1,751,585	$1,369,783
Percent of revenues	13.3%	12.9%	13.4%	12.5%
Increase over comparable prior year period	$180,936		$381,802
Increase over comparable prior year period - percent	25.1%		27.9%

Comparison of the Three Month Periods ended September 30, 2007 and 2006

Cost of Revenues

Total cost of revenue increased by 25.1% to $903,000 in the three month period ended September 30, 2007 from $722,000 in the three month period ended September 30, 2006.

Web Hosting and Applications Services

Cost of Web hosting and application services revenue increased by 29% to $820,000 in the three months ended September 30, 2007 from $638,000 in the three months ended September 30, 2006. These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $84,000 or 23% due primarily to our 23% increase in end-users. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $105,000 or 53% due to a combination of increased software and hardware maintenance and increased referral payments related to increased revenue. Credit card collection fees declined by approximately $6,000 or 8%.

Other Services

Cost of other services revenue declined $1,000 to $83,000. Other services expense relates primarily to the purchase of domain name rights that we resell to end-users.

Comparison of the Six Month Periods ended September 30, 2007 and 2006

Cost of Revenues

Total cost of revenue increased by 27.9% to $1.8 million in the six month period ended September 30, 2007 from $1.4 million in the six month period ended September 30, 2006.

Web Hosting and Applications Services

Cost of Web hosting and application services revenue increased by 32% to $1.6 million in the six months ended September 30, 2007 from $1.2 million in the six months ended September 30, 2006. These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $202,000 or 30% due primarily to our 23% increase in end-users as well as additional bandwidth and leased data center space acquired in anticipation of the migration of additional end-users related to the nearly completed British Telecom’s end-user migration. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $196,000 or 54% due to a combination of increased software and hardware maintenance and increased referral payments related to increased revenue. Credit card collection fees declined by approximately $15,000 or 10%.

Other Services

Cost of other services revenue declined $1,000 to $168,000. Other services expense relates primarily to the purchase of domain name rights that we resell to end-users.

Operating Expenses

Total operating expenses increased by 29% to $5.4 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Total operating expenses represented 80% and 75% of total revenue in the respective three month periods ending September 30, 2007 and 2006.

The increase in operating expenses and the operating expense ratio related primarily to: (1) increased personnel to develop Website Experts and the Nexthaus mobile syncing technology, (2) higher amortization expenses related to the licensing of technology and the acquisition of Nexthaus’ intellectual property, (3) higher sales commissions related to the large end user migrations in the quarter, (4) significantly higher general and administration expenses related to public company costs, (5) higher technical support costs related to the initial startup of the New Brunswick customer care center, (6) higher variable costs required to support the 23% year over year increase in end users, and (7) the effect of the appreciation of the Canadian dollar on our Canadian dollar denominated expenses.

We expect in the next quarter we will continue to incur expenses related to our recent license arrangement with J2 Global Communications, Inc., our development of the Nexthaus mobile syncing technology and our recently established customer care center in New Brunswick. Accordingly while we anticipate continued revenue growth will begin to bring the operating expense ratio down it will remain above the ratio of the previous year.

Sales and Marketing

	Three months ended		Six months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Sales and marketing	$1,466,974	$1,144,907	$2,854,286	$2,347,257
Percent of revenues	21.6%	20.5%	21.8%	21.4%
Increase over comparable year period	$322,067		$507,029
Increase over comparable year period - percent	28.1%		21.6%

Sales and Marketing (Three Month Period Ended September 30, 2007)

Sales and marketing expenses increased by 28% to $1.5 million from $1.1 million for the three months ended September 30, 2006. Salaries, wages and benefits, including stock option benefits increased by $230,000 or 29%. Personnel levels held steady. The increase is related to the increase in the Website Experts website design initiative that is beginning to be used by some of our customers and commissions on the increased revenue generated from the recent customer migrations. This higher commission level will continue to increase wages over the next few quarters. Trade show expenses were $31,000 higher than the comparable quarter last year while advertising declined by approximately $17,000 as we continue to focus resources towards our direct sales efforts. In aggregate allocated expenses, including rent, office, telecommunications, travel as well as expenses related to the increase in contract sales support personnel in the Ukraine hired to service and grow our customer base grew by $77,000 or 29%. We believe a portion of the increase in sales and marketing expenses to be an investment in building recurring revenue both from existing and new customers that will have a greater effect on the future years’ revenues than the current year.

Sales and Marketing (Six Month Period Ended September 30, 2007)

Sales and marketing expenses increased by 23% to $2.9 million from $2.3 million for the six months ended September 30, 2006. Salaries, wages and benefits, including stock option benefits increased by $423,000 or 27%. The increase is related to the increase in the Website Experts website design initiative that is beginning to be used by some of our customers and commissions on the increased revenue generated from recent customer migrations. Trade show expenses were $18,000 higher than the comparable period last year while advertising declined by approximately $59,000 as we continue to focus resources towards our direct sales efforts. In aggregate allocated expenses, including rent, office, telecommunications, travel as well as contracted expenses in Ukraine related to the increase in sales support personnel hired to service and grow our customer base increased by $125,000 or 23%.

Research and Development

	Three months ended		Six months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Research and development	$969,540	$782,499	$1,854,877	$1,494,984
Percent of revenues	14.3%	14.0%	14.2%	13.6%
Increase over comparable year period	$187,041		$359,893
Increase over comparable year period - percent	23.9%		24.1%

Research and Development (Three Month Period Ended September 30, 2007)

Research and development expenses increased by 24% to $970,000 from $782,000 in the three months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $163,000 or 28% compared to the prior year’s comparable quarter. Personnel count decreased by 5% year over year as we increased our utilization of lower cost Ukrainian programmers. However, expenses rose significantly this quarter as we absorbed the cost associated with our on-going Nexthaus mobile synchronization initiative. Accordingly we expect research and development expenses will remain at the current higher level over the remainder of fiscal 2008. Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $24,000 or 12% due to the increased use of Ukrainian contract programmers and higher rent and hardware expenses.

Research and Development (Six Month Period Ended September 30, 2007)

Research and development expenses increased by 24% to $1.9 million from $1.5 million in the six months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $256,000 or 22% compared to the prior year’s comparable quarter. Personnel count decreased by 5% year over year as we increased our utilization of lower cost Ukrainian programmers. Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $104,000 or 29% due to the increased use of Ukrainian contract programmers as well as higher rent and hardware expenses.

Project Management

	Three months ended		Six months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Project management	$537,662	$423,339	$1,067,668	$839,797
Percent of revenues	7.9%	7.6%	8.2%	7.6%
Increase over comparable year period	$114,323		$227,871
Increase over comparable year period - percent	27.0%		27.1%

Project Management (Three Month Period Ended September30, 2007)

Project management expenses increased by 27% to $538,000 from $423,000 in the three months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $68,000 or 26% compared to the prior year’s comparable quarter. Variable compensation related to increased revenue and website migrations were the primary factors driving the higher expense as personnel count remained stable year over year. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $46,000 or 28% due to the increase in end-users migrated to our system.

Project Management (Six Month Period Ended September30, 2007)

Project management expenses increased by 27% to $1.1 million from $840,000 in the six months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $122,000 or 23% compared to the prior year’s comparable quarter. Variable compensation related to increased revenue and website migrations were the primary factors driving expenses up. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $106,000 or 33% due to the increase in end-users migrated to our system.

Technical Support

	Three months ended		Six months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Technical support	$963,758	$794,331	$1,878,132	$1,473,207
Percent of revenues	14.2%	14.2%	14.4%	13.4%
Increase over comparable year period	$169,427		$404,925
Increase over comparable year period - percent	21.3%		27.5%

Technical Support (Three Month Period Ended September 30, 2007)

Technical support expenses increased by 21% to $964,000 from $794,000 in the three months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $124,000 or 20% compared to the prior year’s comparable quarter as we established our new customer care center in Miramichi, New Brunswick. Personnel increased by 23% year over year as a result of the New Brunswick initiative and to support the increase in our end-users. However, as we gain experience in New Brunswick, we expect our overall personnel count will come back into line due to natural attrition in our Mississauga customer care center. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $45,000 or 27% due to the increase in end-users on our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

Technical Support (Six Month Period Ended September 30, 2007)

Technical support expenses increased by 27% to $1.9 million from $1.5 million in the six months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $303,000 or 26% compared to the prior year’s comparable period as wage rates rose and personnel increased by 23% year over year as a result of the New Brunswick initiative and to support the increase in our end-users. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $102,000 or 32% due to the increase in end-users on our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

General and Administrative

	Three months ended		Six months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
General and administrative	$652,246	$431,362	$1,233,949	$822,681
Percent of revenues	9.6%	7.7%	9.4%	7.5%
Increase over comparable year period	$220,884		$411,268
Increase over comparable year period - percent	51.1%		50.0%

General and Administrative (Three Month Period Ended September 30, 2007)

General and administrative expenses increased by 51% to $652,000 from $431,000 in the three months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $17,000 or 6% compared to the prior year’s comparable quarter. The number of personnel declined by 18% year over year. We experienced a $229,000 increase in professional fees and public company expenses. The provision for doubtful accounts decreased by $42,000. We experienced a negative currency expense swing of approximately $5,000 compared to the three months ended June 30, 2006. Allocated expenses including rent, office, telecommunications and travel increased by $12,000 or 25% due to ongoing business growth. We anticipate increasing professional fees including regulatory compliance related expense, higher insurance expenses and increased directors’ fees.

General and Administrative (Six Month Period Ended September 30, 2007)

General and administrative expenses increased by 50% to $1.2 million from $823,000 in the six months ended September 30, 2006. Salaries, wages and benefits including stock option benefits increased by $40,000 or 7% compared to the prior year’s comparable quarter. The number of personnel declined by 18% year over year. We experienced a $408,000 increase in professional fees and public company expenses. The provision for doubtful accounts decreased by $78,000. We experienced a negative currency expense swing of approximately $27,000. Allocated expenses including rent, office, telecommunications and travel increased by $14,000 or 15% due to ongoing business growth. We anticipate increasing professional fees including regulatory compliance related expense, higher insurance expenses and increased directors’ fees.

Amortization

	Three months ended		Six months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Amortization	$836,398	$636,306	$1,566,956	$1,192,988
Percent of revenues	12.3%	11.4%	12.0%	10.9%
Increase over comparable year period	$200,092		$373,968
Increase over comparable year period - percent	31.4%		31.3%

Amortization Expense (Three Month Period Ended September 30, 2007)

Amortization expense increased by 31% to $836,000 from $636,000 in the three months ended September 30, 2006. This $200,000 increase in amortization expense is due in part to a $62,000 or 14% increase in amortization expense related to our investment in server storage capacity to service the increase in end-users of our services. In addition, our investment in customer lists, templates, patent licenses and the Nexthaus mobile syncing technology increased this quarter’s amortization expenses related to these assets by $4,000, $37,000, $17,000 and $80,000 respectively.

Amortization Expense (Six Month Period Ended September 30, 2007)

Amortization expense increased by 31% to $1.6 million from $1.2 million in the six months ended September 30, 2006. This $374,000 increase in amortization expense is due in part to a $125,000 or 15% increase in amortization expense related to our investment in server storage capacity to service the increase in end-users of our services. In addition, our investment in customer lists, templates, patents and the Nexthaus mobile syncing technology increased the six month amortization expenses related to these assets by $4,000, $61,000, $50,000 and $134,000 respectively

Interest Income (Three Month Period Ended September 30, 2007)

Interest income increased to $322,000 from $18,000 in the three months ended September 30, 2006 as our short–term investments increased by approximately $23.0 million compared to the previous year. This increase was a result of our placing the proceeds from our initial public offering, completed on November 10th and the related exercise of the underwriters’ 15% over-allotment option on December 7th, in an investment grade money market fund yielding approximately 5%.

Interest Income (Six Month Period Ended September 30, 2007)

Interest income increased to $648,000 from $40,000 in the six months ended September 30, 2006 as our short–term investments increased by approximately $23.0 million compared to the previous year.

Interest Expense (Three Month Period Ended September 30, 2007)

Interest related to imputed interest on non-interest bearing debt ceased to be expensed when this debt was paid off in early July, 2007. Imputed interest expensed in the three months ended September 30, 2006 totaled $4,000.

Interest Expense (Six Month Period Ended September 30, 2007)

Interest related to imputed interest on non-interest bearing debt ceased to be expensed when this debt was paid off in early July, 2007. Imputed interest in fiscal 2007, expensed prior to the debt being paid off was $4,000 compared to $8,000 of imputed interest expensed in the six months ended September 30, 2006

Income Tax Expense (Three Month Period Ended September 30, 2007)

Income tax expense of $340,000 in the three months ended September 30, 2007 increased by $116,000 from the three months ended September 30, 2006 due to an increase in taxable income. The effective tax rate of 42.7% of pre-tax income is higher than the 33.7% in the three months ended September 30, 2006 due to a higher percentage of non-deductible items in the current period.

Income Tax Expense (Six Month Period Ended September 30, 2007)

Income tax expense of $633,000 in the six months ended September 30, 2007 increased by $74,000 from the six months ended September 30, 2006 due to a increase in taxable income. The effective tax rate of 42.1% of pre-tax income is higher than the 37.8% in the six months ended September 30, 2006 due to a higher percentage of non-deductible items in the current period.

Liquidity and Capital Resources

Cash and cash equivalents are currently our primary source of liquidity. The cash equivalents are substantially invested in a money market mutual fund that invests only in highly rated and highly liquid money market financial instruments. We expect cash flow from operations will continue to be an ongoing source of liquidity. As of September 30, 2007, we had $26.1 million in cash and cash equivalents and $27.2 million in working capital, as compared to $27.4 million in cash and cash equivalents and $26.7 million in working capital as of March 31, 2007. Our cash position decreased by $1.3 million due primarily to the $963,000 cash payment (including legal fees) on the purchase of intellectual property from Nexthaus Inc., the $100,000 payment to J2 Global Communications, Inc. for a license to use their digital fax patent portfolio and the purchase of capital assets and templates. Cash flow from operations was significantly reduced by the payment of income tax installments in the U.S. and Canada. Approximately $1.3 million of cash was received on the exercise of stock options since April 1, 2007.

Operating activities for the six months ended September 30, 2007 generated $0.6 million of cash compared to the $2.4 million of cash provided in the six months ended September 30, 2006. The primary reasons for this $1.8 million reduction were increased tax payments of $0.8 million and the $0.9 million increase in trade accounts receivable this year compared to the $0.2 million decrease during the comparable period last year. As net income and non-cash amortization expense are both expected to increase during the balance of fiscal 2008 and tax payments as well as trade accounts receivable are expected to use less cash, we believe operating cash flow should strengthen through the balance of the year.

Cash flows from financing activities included $1.3 million on the exercise of stock options for which we issued 461,860 shares at an average price of US$2.76 per share.

Net cash used in investment activities totaled $3.1 million compared to $1.7 million in the six months ended September 30, 2006. Year to date we purchased $1.7 million of property and equipment primarily to support our expanding end-user base including the establishment of a customer care center in Miramichi, New Brunswick. We also invested $1.4 million on the acquisition of intellectual property from Nexthaus, Inc., the acquisition of a license covering fax to email from J2 Global Communications, Inc. and the purchase of additional website design templates for our template library. Capital investment is expected to moderate during the balance of fiscal 2008 as we have the capacity to handle near term end-user growth. We expect future expenditures may include the following activities:

•	Selling and marketing costs to prospective customers as we continue to build our key metric of end-users;
•	Investment in our domestic infrastructure to support further growth in North America;
•	Investment in infrastructure in the United Kingdom once our U.K. customer base reaches a requisite level;
•	Investment in research and development activities to enhance our product offerings and revenue per end-user; and
•	Acquisition of strategic technology or business operations that will enhance our ability to deliver more services and generate more revenue from our end-users.

We believe, based on our cash and cash equivalents at September 30, 2007 and our projected cash flow from operations, we have sufficient resources to finance our business, including sales and marketing expenses, research and development expenses and capital expenditures in the short and long term without raising further funds in the capital markets. We also have the liquidity to make additional investments in our application delivery platform, expand our portfolio of web services, expand further into the UK marketplace and make small and medium size strategic investments in complementary businesses, services, products and technologies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The operating results and cash flows that we generate through our revenue activities are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the relationship of the Canadian dollar to the U.S. dollar and to a much lesser extent U.K. pounds. We have not entered into any hedging contracts but we review our currency exposure periodically to ensure that our revenues in non-U.S. currencies are reasonably matched by expenses in those currencies. During the three months ended September 30, 2007, non-U.S. dollar denominated revenues totaled approximately $3.1 million in Canada dollars and $0.3 million in U.K. pounds. Based on this current level of revenues an annualized 5% fluctuation in the Canadian dollar exchange rate would increase or decrease annual revenues by approximately $0.6 million.

Interest Rate Sensitivity

We had investments in short term bank deposits, bank certificates of deposit and money market funds amounting to $24.5 million at September 30, 2007. We currently do not have any interest bearing debt obligations. Due to the short term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our short term investments as a result of changes in interest rates. However, we estimate, based on the level of short term interest bearing investments at September 30, 2007, that on an annualized basis a 1% fluctuation in short term interest rates would raise or lower our net income by approximately $0.01 per share.

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

No change in the Company’s internal control over financial reporting has occurred during the Company’s fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 3, 2006, our registration statement on Form S-1 (Registration No. 333-135533), registering 4,200,000 shares of our common stock, $0.0001 par value, for sale by us was declared effective by the Securities and Exchange Commission and we commenced our initial public offering on that date. In Canada, RBC Dominion Securities Inc., TD Securities Inc., GMP Securities L.P. and Haywood Securities Inc. acted as the managing underwriters for the offering. In the United States, RBC Capital Markets Corporation, TD Securities (USA) LLC, Griffith McBurney Corp. and Haywood Securities (USA) Inc. acted as the managing underwriters for the offering. On November 10, 2006, we completed the offering at $5.30 (CDN $6.00) per share. The aggregate purchase price, before expenses, to us was $ 22.3 million (CDN$ 25.2 million) and we incurred $3.4 million in expenses, resulting in net proceeds from the initial offering of $18.9 million. On December 7, 2006, the underwriters exercised their over-allotment option and purchased an additional 630,000 shares of our common stock for $5.22 (CDN $6.00). The aggregate purchase price, before fees, to us was $3.3 million (CDN $3.8 million). We paid the underwriters $0.2 million, resulting in net proceeds of $3.1 million (CDN $3.5 million).  The net proceeds have been invested in investment grade commercial paper. During the quarter ended September 30, 2007, we used approximately $0.7 million of net proceeds from the IPO for the purchase of property and equipment and intellectual property. Since the closing of our Initial Public Offering, we have applied approximately $3.6 million of the net proceeds of $22 million to the purchase of long term assets. Neither our directors, officers, affiliates, nor persons owning 10% or more of any class of our securities received direct or indirect payments in connection with our payment of the offering-related expenses.

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

HOSTOPIA.COM INC.
(Registrant)

November 13, 2007	/s/ COLIN CAMPBELL
Date	Colin Campbell Chief Executive Officer

November 13, 2007	/s/ MICHAEL J. MUGAN
Date	Michael J. Mugan Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of Hostopia.com Inc.
3.2(3)	Amended and Restated Bylaws of Hostopia.com Inc.
4.1(1)	Shareholder Agreement dated as of December 27, 2001
4.2(1)	Registration Rights Agreement dated as of December 27, 2001
4.3(1)	Warrant dated July 1, 2003 exercisable for 60,000 shares of common stock
4.4(4)	Specimen Stock Certificate
10.1(1)	Hostopia.com Inc. 2000 Stock Option Plan and forms of related agreements
10.2(3)	Hostopia.com Inc. 2006 Stock Option Plan and forms of related agreements
10.3(1)	Employment Agreement with William Campbell, dated June 1, 2006
10.4(1)	Employment Agreement with Colin Campbell, dated June 1, 2006
10.5(1)	Employment Agreement with Michael Mugan, dated April 1, 2006
10.6(1)	Employment Agreement with Paul Engels, dated April 1, 2006
10.7(1)	Employment Agreement with Dirk Bhagat, dated June 1, 2006
10.8(1)	Management Services Agreement with John Nemanic, dated June 1, 2006
10.9(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.10(1)	Asset Purchase Agreement between the registrant and FortuneCity.com Inc., dated as of January 31, 2006
10.11(1)	Services Agreement between the registrant and Geeksforless Inc., dated as of July 1, 2005
10.12(1)	Template Purchase Agreement between the registrant and Geeksforless Inc., dated as of February 1, 2005
10.13(1)	Image Library Agreement between the registrant and Geeksforless Inc., dated as of January 2, 2005
10.14(1)	Lease between Badenhurst-Airway Center Ltd. and the registrant dated September 30, 2002, as amended
10.15(1)	Revolving Line of Credit Facility
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)

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