Form 10-Q
period 2007-12-31
Hostopia.com Inc.
filed 2008-02-13
CIK 1365295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-135533

_________________

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

As of February 13, 2008, there were 11,613,411 outstanding shares of common stock, par value $0.0001, of the registrant.

HOSTOPIA.COM INC.

Quarterly Report on Form 10-Q

INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Consolidated Balance Sheets as of December 31, 2007 (unaudited) and March 31, 2007	2

Consolidated Statements of Operations (unaudited) for the three and nine months ended

December 31, 2007 and 2006	3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended

December 31, 2007 and 2006	4
	Notes to Unaudited Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures	29

NOTE: On the cover of our Form 10-K for the year ended March 31, 2007, we indicated that our common stock was registered under Section 12(g) of the Securities Exchange Act of 1934. This was an error. Our common stock is not registered under Section 12 and consequently we are not subject to the proxy rules or Section 16.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Hostopia.com Inc.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,016,795	$27,367,667
Trade accounts receivable, net of allowance for doubtful accounts of $224,953; (March 31, 2007 - $114,755)	3,100,073	1,320,422
Deferred tax assets	166,000	117,000
Prepaid expenses	393,550	377,242
Income taxes recoverable	1,341,741	-
Total current assets	31,018,159	29,182,331

Property and equipment, net of accumulated amortization of $6,678,020; (March 31, 2007 - $5,163,911)	3,571,417	2,922,677
Other assets	65,074	60,997
Intangible assets, net of accumulated amortization of $2,519,945; (March 31, 2007 - $1,594,348)	2,414,837	1,690,284
Deferred tax assets	1,289,000	1,101,000
Total assets	$38,358,487	$34,957,289

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$527,538	$380,040
Accrued liabilities	1,265,939	705,229
Payroll and other taxes payable	36,930	34,956
Income taxes payable	-	269,020
Current portion of deferred lease inducements	79,900	79,900
Deferred revenue	790,269	983,299
Current portion of long-term liability	-	72,000
Total current liabilities	2,700,576	2,524,444
Deferred lease inducements	182,261	237,035
Long-term liability	-	292,957
Total liabilities	2,882,837	3,054,436
Stockholders’ equity:
Capital stock
Authorized:
30,000,000 common shares, par value $0.0001
Issued and outstanding
11,613,411 common shares (March 31, 2007 - 11,097,251 common shares)	217,120	217,069
Additional paid-in capital	33,142,987	31,054,703
Accumulated other comprehensive loss	(43,881)	(43,881)
Retained earnings	2,159,424	674,962
Total stockholders’ equity	35,475,650	31,902,853
Total liabilities and stockholders’ equity	$38,358,487	$34,957,289

See accompanying notes to unaudited consolidated financial statements

Hostopia.com Inc.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Revenues
Webhosting and applications services	$6,869,526	$5,433,707	$19,498,231	$16,059,489
Other services	419,683	183,142	857,019	544,399
Total revenues	7,289,209	5,616,849	20,355,250	16,603,888
Cost of revenues
Webhosting and applications services	894,180	624,834	2,477,510	1,825,514
Other services	66,365	84,963	234,620	254,066
Total cost of revenues	960,545	709,797	2,712,130	2,079,580
Gross profit	6,328,664	4,907,052	17,643,120	14,524,308
Expenses
Sales and marketing (a)	1,498,140	1,259,359	4,352,426	3,606,616
Research and development (a)	1,084,361	773,901	2,939,238	2,268,885
Project management (a)	516,464	407,936	1,584,132	1,247,733
Technical support (a)	985,118	781,916	2,863,250	2,255,123
General and administrative (a)	737,299	541,285	1,971,248	1,363,966
Amortization of intangible assets	326,204	201,219	916,878	543,264
Amortization of property and equipment	537,827	487,310	1,514,109	1,338,253
	5,685,413	4,452,926	16,141,281	12,623,840
Income before the undernoted	643,251	454,126	1,501,839	1,900,468
Interest income	306,864	180,327	954,829	220,026
Interest (expense)	-	(4,206)	(4,206)	(12,618)
	306,864	176,121	950,623	207,408
Income before income taxes	950,115	630,247	2,452,462	2,107,876
Income taxes (recovery)
Current	283,000	343,000	1,205,000	1,090,000
Deferred	52,000	(86,000)	(237,000)	(274,000)
	335,000	257,000	968,000	816,000
Net income	$615,115	$373,247	$1,484,462	$1,291,876

Net income per share
Basic	$0.05	$0.05	$0.13	$0.23
Diluted	0.05	0.04	0.13	0.18
Weighted average number of common shares outstanding
Basic	11,594,710	7,787,745	11,473,904	5,288,716
Diluted	11,674,748	8,951,380	11,600,738	7,340,008
(a) Stock-based compensation is included in operating expenses as follows:
Sales and marketing	$31,672	$27,925	$95,055	$94,210
Research and development	40,491	4,468	98,600	15,074
Project management	3,944	2,467	13,014	8,322
Technical support	3,321	3,723	10,549	12,561
General and administrative	24,450	7,959	63,448	26,850
	$103,878	$46,542	$280,666	$157,017

See accompanying notes to unaudited consolidated financial statements

Hostopia.com Inc.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine months ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,484,462	$1,291,876
Items which do not involve cash:
Amortization	2,439,706	1,881,517
Stock-based compensation	280,666	157,017
Excess tax benefits from stock-based compensation	(350,000)	-
Non-cash interest	4,206	12,618
Deferred income taxes	(237,000)	(446,350)
Deferred lease inducements	(54,774)	(43,921)
Change in operating assets and liabilities
Trade accounts receivable	(1,779,651)	(393,635)
Prepaid expense	(16,308)	(211,319)
Accounts payable	147,498	422,860
Accrued liabilities	560,710	214,340
Payroll taxes and other taxes payable	1,974	(17,521)
Income taxes payable	(1,260,761)	13,000
Deferred revenue	(193,030)	(119,080)
Cash flows from operating activities	1,027,698	2,761,402

Cash flows from (used in) financing activities:
Issue of common shares on exercise of stock options	1,422,811	1,799
Issue of common shares on exercise of warrants	-	192,000
Issue of common shares on initial public offering	-	21,965,578
Refund of initial public offering expenses	34,858	-
Repayment of long-term liabilities	(369,163)	(126,326)
Excess tax benefits from stock-based compensation	350,000	-
Cash flows from (used in) financing activities	1,438,506	22,033,051

Cash flows from investing activities:
Acquisition of property and equipment	(2,162,849)	(1,343,096)
Acquisition of intellectual property	(1,650,150)	(793,175)
Cash flows from investing activities	(3,812,999)	(2,136,271)
Effect of currency translation on cash balances	(4,077)	(36)

Increase (decrease) in cash and cash equivalents	(1,350,872)	22,658,146

Cash and cash equivalents, beginning of period[1]	27,367,667	3,038,217
Cash and cash equivalents, end of period	$26,016,795	$25,696,363

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	2,465,760	1,249,350

See accompanying notes to unaudited consolidated financial statements

_________________________

1        Cash and cash equivalents consists primarily of an amount invested in a highly rated money market mutual fund, as well as cash on deposit and bank certificates of deposit.

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Nine Months Ended December 31, 2007 and 2006

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

The accompanying consolidated balance sheets as of December 31, 2007 and March 31, 2007, the consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006, the consolidated statements of cash flows for the nine months ended December 31, 2007 and 2006 and the related notes to the consolidated financial statements are unaudited. These financial statements and the related notes should be read in conjunction with the audited consolidated financial statements and related notes together with management’s discussion and analysis of financial position and results of operations contained in the Company’s Form 10-K which includes the audited financial statements for the years ended March 31, 2007 and 2006.

In the opinion of the Company’s management, the unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company’s Form 10-K except for changes in accounting policy relating to adopting FASB Interpretation No. 48and include all adjustments necessary for the fair statement of the Company’s financial position as of December 31, 2007, its results of operations for the three and nine months ended December 31, 2007 and 2006 and its cash flows for the nine months ended December 31, 2007 and 2006.

The financial results for the nine months ended December 31, 2007 are not necessarily indicative of the results to be expected for the year ending March 31, 2008. There is no difference between net income and total comprehensive income.

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

Three and Nine Months Ended December 31, 2007 and 2006

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

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB statement No. 109” (“FIN 48”). The Company adopted the provisions of FIN 48 effective April 1, 2007. Under FIN 48, the Company will recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities. The amount to be recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. For tax positions that are not more likely than not to be sustained upon audit, the Company will not recognize any portion of the benefit in its consolidated financial statements. A liability will be recognized by the Company for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. The Company is required to disclose any uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months.

Upon adoption, the Company had no unrecognized tax benefits or liabilities and no liability in respect of either penalties or interest. Interest or penalties in respect of income taxes, if any, subsequently recognized will be recognized as an income tax expense. There is significant judgment used in determining the likelihood of the Company’s tax positions being sustained upon audit. In future periods, the Company will adjust any unrecognized tax benefits, as well as the related interest and penalties, in light of changing facts and circumstances. In future periods, favorable resolutions of uncertain tax positions will be recognized as a reduction to its effective income tax rate while any unfavorable resolutions, in excess of the amount of any unrecognized tax benefit, will result in an increase in income tax expense and higher effective tax rate.

Hostopia and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, State of Florida, Canada and the province of Ontario. Hostopia currently may be subject to reassessment in all of these jurisdictions for years beginning in 2000. No examination is currently in progress in any of these jurisdictions.

d)	Stock-based compensation

On April 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share Based Payments (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123R superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amended SFAS No. 95, Statement of Cash Flows (“SFAS No. 95”). SFAS No. 123R requires companies to recognize in the income statement the estimated fair value of stock-based compensation.

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

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Nine Months Ended December 31, 2007 and 2006

3.	STOCK-BASED PLANS

During the nine months ended December 31, 2007, the Company granted 312,500 options to employees having an exercise price of $5.87 per share. The grant day fair value of $3.06 per option was calculated using the Black-Scholes-Merton model and the assumptions noted below. The total value of 312,500 options granted was $956,250. This amount, adjusted for forfeitures related to terminations and in certain instances performance, will be expensed on a straight line basis over the three year vesting period.

Nine Months Ended December 31, 2007
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

Three and Nine Months Ended December 31, 2007 and 2006

4.	ASSET ACQUISITIONS

(i)

On May 2, 2007, the Company acquired all of the intellectual property, including developed software and underlying source code of Nexthaus, Inc., a U.S. developer of software applications for mobile devices for cash consideration of $950,000. The acquired software uses wireless communications to synchronize data between computers and mobile devices, such as calendar and contact updates from a desktop to a smart phone. Additional contingent consideration of $200,000 is payable on May 25, 2008 if stipulated revenue targets are achieved. As of December 31, 2007, no payments have been made. In addition, a referral fee equal to 15% of the revenue generated by the intellectual property will be payable until May 2, 2010.

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
$860,502

During the nine months ended December 31, 2007 and 2006, the Company made payments of $369,163 and $97,289 respectively.On July 10, 2007, the Company accelerated the payment of the remaining liability in exchange for a two year extension of the marketing agreement under which it has operated since February 1, 2006.

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Nine Months Ended December 31, 2007 and 2006

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

The table below sets forth the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net income attributable to common stockholders - diluted	$615,115	$373,247	$1,484,462	$1,291,876
Dividend accretion on Series A preferred shares	-	(12,719)	-	(71,034)
Net income attributable to common stockholders - basic	$615,115	$360,528	$1,484,462	$1,220,842

Weighted average outstanding shares of common stock	11,594,710	7,787,745	11,473,904	5,288,716
Dilutive effect of Series A redeemable preferred shares	-	925,069	-	1,725,337
Dilutive effect of stock options and warrants (1)	80,038	238,567	126,834	325,954
Common stock and common stock equivalent	11,674,748	8,951,381	11,600,738	7,340,007

Net income attributable per common share:
Basic	$0.05	$0.05	$0.13	$0.23
Diluted	$0.05	$0.04	$0.13	$0.18

(1)	387,870 stock options outstanding at December 31, 2007 were determined to be anti-dilutive.
6.	SERIES A REDEEMABLE, CONVERTIBLE PREFERRED SHARES

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

Three and Nine Months Ended December 31, 2007 and 2006

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

During the nine months ended December 31, 2007, the Company issued 516,160 common shares pursuant to the exercise of stock options and received proceeds in the amount of $1,422,811.

8.	RELATED PARTY TRANSACTIONS

The Company completed transactions with TELUS Corporation, a related party by virtue of its 7.3% holding of common shares of the Company and its representation on the Board of Directors, in the normal course of operations. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties as set out below. In addition, the Company has a commitment with TELUS to acquire bandwidth and data center services from December 2007 to November 2010 for an aggregate minimum amount of $1,736,000.

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

Aggregate related party transactions and balances are as follows:

	December 31, 2007	March 31, 2007
Balance sheets:	(Unaudited)
Accounts receivable	$232,037	$7,107
Accounts payable	134,128	125,780

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
	(Unaudited)
Statements of operations:
Webhosting and application services revenue	$756,828	$544,896	$2,083,277	$1,619,757
Bandwidth	204,276	173,343	642,669	529,981
Outsourced services	429,943	350,465	1,349,635	989,137
Telephone services	51,617	75,492	152,576	183,800

HOSTOPIA.COM INC.

Notes to Unaudited Consolidated Financial Statements

(Expressed in U.S. dollars)

Three and Nine Months Ended December 31, 2007 and 2006

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities, as well as, certain non financial instruments that are similar to financial instruments, at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is selected for an instrument, SFAS No.159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159, but does not expect it to have a material impact on its financial position, results of operations, cash flows or disclosures.

10.	GEOGRAPHIC INFORMATION

The following summarizes the Company’s revenue by country (in thousands of dollars):

	Three Months Ended December 31,	Nine Months Ended December 31,
	2007	2006	2007	2006
	Unaudited
Canada	$3,327,930	$2,454,253	$9,202,671	$7,221,921
United States	3,418,685	3,060,216	10,143,346	9,142,886
United Kingdom	542,594	102,380	1,009,233	239,081
Total revenues	$7,289,209	$5,616,849	$20,355,250	$16,603,888

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

Overview

We believe we are a leading provider of Web services that enable small and medium-sized businesses to establish and maintain an Internet presence. We have 333 customers in the United States, Canada and the United Kingdom, which include telecommunication carriers, cable companies, Internet service providers, domain registrars and Web hosting service providers. These communication services providers purchase our Web services on a wholesale basis and resell these services under their own brands to small and medium-sized businesses. We refer to small and medium-sized businesses which use our Web services as “end-users” or “end-user businesses”. Our Web services include Website creation and maintenance applications, managed email with virus and spam protection, e-commerce application services, customer communications and Wireless mobility applications, Website promotion applications, and Website hosting and data transfer.

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

To support the acquisition of new customers we have 6 sales people focused on acquiring new business in Canada, the U.S. and the U.K. To assist our sales efforts, and to potentially increase our revenue per end-user, we continue to invest in developing new software products and services for end-users. We have 14 technical professionals currently involved in product development.

When we enter into a contract with a new customer, we are often required to migrate their end-users to our platform. Such migrations help our revenue growth because migrated end-users are billable on a monthly basis. This essential function is carried out by our project management staff presently consisting of 17 personnel.

We also recognize the need for professional services to our customers and their end-users to maintain and grow our end-user count. Accordingly we employ a technical support staff of approximately 88 information technology and customer service professionals to deal promptly, 24 hours a day, with any questions end-users have in respect of our service. Our staff of customer service professionals has been reduced during the quarter ended December 31, 2007 following a short term spike when we opened our new customer care center in Miramichi, New Brunswick in the previous quarter.

To provide our end-users, who are often smaller businesses, with an easy method of establishing a Web presence, we have developed and continue to develop easily self-customized website templates. We currently have over 5,000 templates in our library, the majority of which were developed in the past eighteen months.

In fiscal 2007, we also began a website development service business called “Website Experts” that designs web sites and e-commerce enabled business applications for our customers’ end users. We have hired 9 personnel in support of this business opportunity. As of July 2007, we have begun selling Website Experts’ services through a number of our customers.

During the third quarter, we signed 8 new contracts and grew our billable base by approximately 8,000 new end-users. Combined with the net increase in website additions during Q2, we experienced good revenue growth and believe revenue will continue to increase in the next quarter. We continue to expect revenue will grow by at least 18 to 22% in fiscal 2008 over fiscal 2007.

During the first quarter, we applied a portion of the funds derived from our November 2006 Initial Public Offering to the acquisition of the intellectual property of Nexthaus Inc. that will help us develop and bring to market a service that allows mobile phone users to share data between various email systems and their mobility devices over a wireless network. These services are known to the wireless mobility and email industries as “SyncML based services,” referring to the global standard for sharing data between devices, largely adopted by the leading mobility device manufacturers such as Sony Ericsson, Nokia and Motorola.

During the third quarter, we continued to develop and integrate the Nexthaus SyncML technology. We also continued marketing our Website Experts services. In addition, in the second quarter we licensed the digital fax patent portfolio of J2 Global Communications, Inc. and are presently developing a marketing plan to begin selling fax to email services to our customers in the first quarter of fiscal 2009. We estimate these revenue growth initiatives increased our operating expenses, including amortization of intangibles, by approximately $315,000 in the quarter compared to last year.

We also incurred additional expenses in the third quarter related to our new customer care center in New Brunswick. We opened this facility primarily because we were becoming physically constrained in our Mississauga facility as a result of our growing end-user count. New Brunswick offered us a large, bilingual, stable, professional and competitively priced work force from which to staff up as we continue to grow our end-user base. The combination of better service at a lower cost was compelling and accordingly we determined the short term incremental cost increase incurred during the first few months to establish the new call center would begin to moderate as natural attrition occurred in our Mississauga call centre.

During the third quarter we invested approximately $218,000 in customer lists for new customers that we are in the process of migrating to our platform, $45,000 in additions to our template library and $446,000 for computer equipment.

We also estimate that our cost of revenues and operating expenses grew in the third quarter by $734,000 compared to last year as a result of translating our Canadian dollar denominated expenses into U.S. dollars.

Key Metric

End-User Count

We add end-users by two principal methods: (1) organic growth from our existing customers; and (2) the addition of new customers who migrate their end-users to our system. To a lesser extent we grow our end-users through small resellers and by direct sales to end-user businesses. As of December 31, 2007, we served approximately 298,000 end-users, a net increase of approximately 38,000 since March 31, 2007.

Changes in the number of end-users are predictive of our future revenue and operating results due to the recurring revenue that we receive from the sale of our Web services. As a result, we monitor this metric closely to forecast and manage our growth.

Sources of Revenue

We derive all of our revenue from Web hosting and application services including stand alone email and other services. We sell substantially all of our services through our 333 wholesale customers although we do sell some services directly to small resellers and end-user businesses.

Web Hosting and Application Services

Web hosting and application service revenues are derived from the sale and support of Web services. We generated 95.8% and 96.7% of our revenues in the nine months ended December 31, 2007 and 2006, respectively from Web hosting and application services. Our customers pay us monthly in accordance with contracts that range from one to five years for the Web services that they resell to their end-users on a subscription basis. In addition, we derive a portion of our revenues from the direct sale of Web services to small resellers and end-user businesses. We expect Web hosting and application services revenue to increase in absolute dollars and to remain relatively stable as a percentage of our total revenues.

Other Services

Other services revenues are derived from domain name registration and professional services. We derived 4.2% and 3.3% of our total revenues in the nine months ended December 31, 2007 and 2006, respectively from other services. Domain name registration revenue consists of domain name registrations, renewals and transfers.. Our professional services include the design of websites under our Website Experts brand, the sale of the right to use our templates as well as technical assistance requested by our customers. We expect other services revenue will increase in absolute dollars while remaining relatively stable as a percentage of our total revenues.

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

Operating Expenses

Operating expenses comprise all personnel costs together with advertising and marketing expenses, travel expenses, administrative expenses including insurance, public company costs and professional fees, communication expenses, rent expenses for office facilities and amortization expenses. We utilize a functional reporting style allocating all non-amortization expenses to sales and marketing, research and development, project management, technical support and general and administrative.

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

General and Administrative

General and administrative expenses consist of compensation and related expenses for administration and finance personnel, public company costs and professional services that are not otherwise allocated to specific functions, insurance fees, franchise and capital taxes, banking fees, provision for bad debt expenses and other miscellaneous expenses that are not otherwise allocated. We expect future general and administrative expenses will increase as we continue to add personnel to support the growth of our business.

Amortization

Amortization expenses consist of charges relating to the amortization of all of the property and equipment (including buildings, hardware, software, furniture and fixtures and telephone equipment), leasehold improvements, lease inducement assets, and intangible assets with definite useful lives (including customer lists, patents, website templates and digital images). With the exception of the building which is being amortized over twenty years, furniture and fixtures that are amortized over a period of three to five years, and leasehold improvements that are amortized over the expected life of the relevant lease, all other assets are amortized over a three-year period. We believe this policy covers most risks associated with the prospect of technological obsolescence; however, we periodically evaluate the condition of our asset base to determine whether additional decreases in value may be required. We expect future amortization expenses will increase as we continue to make capital investments in our application delivery platform to support the expansion of our Web services and the increasing number of end-users.

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

Revenue Recognition

Web hosting and Applications Services

We recognize revenue derived from Web hosting and applications services on a monthly basis as services are performed. Customers receive invoices dated the first day of the month during which our Web services will be provided to them. Set-up fees received in advance from our customers are deferred and recognized as revenue on a straight-line basis over the term of the customer life.

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

Accounting for Goodwill, Intangible Assets and Property and Equipment

Other intangible assets with definite useful lives include acquired patents, Website templates and digital images which are amortized using the straight-line method over their estimated useful lives. We test for the impairment of definite life intangible assets if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Similarly, we review the condition and revenue generating potential of our property and equipment to determine whether our depreciation policies are satisfactory in the circumstances.

Accounting for Income Taxes

We provide for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in the opinion of management is more likely than not to be realized. We consider factors, such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies and other factors in the determination of the valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the year that includes the enactment date. As of December 31, 2007, we do not have any net operating losses or other tax attributes subject to valuation allowances.

We conducted a review of our tax positions in accordance with the recommendations of FIN 48 which we adopted effective April 1, 2007. We determined that we did not have any material tax uncertainties.

Results of Operations for the Three and Nine Month Periods ended December 31, 2007 as Compared to the Three and Nine Month Periods ended December 31, 2006

Revenues

	Three months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Revenues
Web hosting and application services	$6,869,526	$5,433,707	$19,498,231	$16,059,489
Other services	419,683	183,142	857,019	544,399
Total revenue	$7,289,209	$5,616,849	$20,355,250	$16,603,888
End-users at end of period	298,500	248,200	298,500	248,200
Increase in end users over comparable prior period – percent	20.2%		20.2%
Increase over comparable prior year period	$1,672,360		$3,751,362
Increase over comparable prior year period – percent	29.8%		22.6%

Comparison of the Three Month Periods ended December 31, 2007 and 2006

Revenues

Total revenue increased by 29.8% to $7.3 million in the three month period ended December 31, 2007 from $5.6 million in the three month period ended December 31, 2006.

Web Hosting and Application Services

Web hosting and application services revenue increased by $1.44 million or 26.5% to $6.9 million. Our revenue growth was primarily due to a 50,200 or 20.2% increase in end-users year over year. We had approximately 298,000 end-users on our system as of December 31, 2007. The end-user growth was due to a combination of new customers added over the previous twelve month period and increased penetration of our existing customer base. New customers added approximately 39,500 end-users, representing a 16% increase over the number of end-users at December 31, 2006. Penetration of our existing customer base added approximately 10,700 end-users, representing a 4% increase over the number of end-users at December 31, 2006. Revenue grew in the third quarter by 7% over the previous quarter primarily because of the following factors:

•          a net increase of approximately 8,000 websites onto our platform during the quarter combined with a full quarter of revenue related to Q2 website additions; and

•          the increased value of our Canadian dollar denominated revenue in terms of our U.S. dollar reporting currency.

Revenue growth for the final quarter of fiscal 2008 will be supported websites added during the third quarter and by the anticipated migration of an estimated 12,000 websites to our servers. We anticipate email outsourcing contracts will likely provide us with additional recurring revenue while future licensing opportunities may increase our professional service fees. Growth in our Website Experts and Nexthaus businesses should also provide some additional revenue. Accordingly we believe the sequential revenue growth we experienced in the third quarter will continue, but at a lower rate.  This belief is dependent on maintaining and growing the number of our customers and end-users and successfully migrating the anticipated websites and email accounts to our servers.

Other Services

Other services revenue, including domain name registration and professional services revenue, increased by $237,000 to $420,000 from $183,000. The principal reasons for the increase was growth in our Website Experts and Nexthaus operations, and the sale of templates to arm’s length customers.

Comparison of the Nine Month Periods ended December 31, 2007 and 2006

Total revenue increased by 22.6% to $20.4 million in the nine month period ended December 31, 2007 from $16.6 million in the nine month period ended December 31, 2006. The 8.3% appreciation in the value of the Canadian dollar against the US dollar over the comparable period last year contributed 3.5% to revenue growth. If the value of the Canadian dollar had remained constant against the US dollar, the net increase in revenue would have been $3.2 million or 18.4%.

Web Hosting and Application Services

Web hosting and application services revenue increased by $3.4 million or 21.4% to $19.5 million. Our revenue growth was primarily due to a 50,200 or 20.2% increase in end-users year over year. We had approximately 298,000 end-users on our system as of December 31, 2007. The end-user growth was due to a combination of new customers added over the previous twelve month period and increased penetration of our existing customer base. New customers added approximately 39,500 end-users, representing a 16% increase over the number of end-users at December 31, 2006. Penetration of our existing customer base added approximately 10,700 end-users, representing a 4% increase over the number of end-users at December 31, 2006

Other Services

Other services revenue, including domain name registration and professional services revenue, increased by $313,000 or 58% to $857,000 from $544,000 in the nine months ended December 31, 2006. The principal reason for the increase was growth in our Website Experts and Nexthaus operations. The sale of licenses on website templates also contributed $85,000 to the increase.

Cost of Revenues

	Three months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Cost of Revenues
Web hosting and application services	$894,180	$624,834	$2,477,510	$1,825,514
Other services	66,365	84,963	234,620	254,066
Total cost of revenues	$960,545	$709,797	$2,712,130	$2,079,580
Percent of revenues	13.1%	12.6%	13.3%	12.5%
Increase over comparable prior year period	$250,748		$632,550
Increase over comparable prior year period - percent	35.3%		30.4%

Comparison of the Three Month Periods ended December 31, 2007 and 2006

Cost of Revenues

Total cost of revenue increased by 35.3% to $961,000 in the three month period ended December 31, 2007 from $710,000 in the three month period ended December 31, 2006.

Web Hosting and Applications Services

Cost of Web hosting and application services revenue increased by 43% to $894,000 in the three months ended December 31, 2007 from $625,000 in the three months ended December 31, 2006. These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $150,000 or 48% due primarily to our 20% increase in end-users and the requirement to add to our leased space in our U.S. data center. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $115,000 or 46% due to a combination of increased software and hardware maintenance and increased referral payments related to increased revenue. Credit card collection fees increased by approximately $19,000 or 37%.

Other Services

Cost of other services revenue declined by $19,000 to $66,000. Other services expense relates primarily to the purchase of domain name rights that we resell to end-users.

Comparison of the Nine Month Periods ended December 31, 2007 and 2006

Cost of Revenues

Total cost of revenue increased by 30.4% to $2.7 million in the nine month period ended December 31, 2007 from $2.1 million in the nine month period ended December 31, 2006.

Web Hosting and Applications Services

Cost of Web hosting and application services revenue increased by 36% to $2.5 million in the nine months ended December 31, 2007 from $1.6 million in the nine months ended December 31, 2006. These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $352,000 or 35% due primarily to our 20% increase in end-users as well as additional bandwidth and leased data center space acquired in anticipation of the migration of additional end-users related to the nearly completed British Telecom’s end-user migration. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $311,000 or 51% due to a combination of increased software and hardware maintenance and increased referral payments related to increased revenue. Credit card collection fees declined by approximately $11,000 or 5%.

Other Services

Cost of other services revenue declined by $19,000 to $235,000. Other services expense relates primarily to the purchase of domain name rights that we resell to end-users.

Operating Expenses

Total operating expenses increased by 28% to $5.7 million in the three months ended December 31, 2007 compared to the three months ended December 31, 2006. Total operating expenses represented 78% and 79% of total revenue in the respective three month periods ending December 31, 2007 and 2006.

The increase in operating expenses related primarily to: (1) increased personnel to develop Website Experts and the Nexthaus mobile syncing technology, (2) higher amortization expenses related to the licensing of technology and the acquisition of Nexthaus’ intellectual property, (3) higher sales commissions related to the large end user migrations, (4) significantly higher general and administration expenses related to public company costs, (5) higher technical support costs related to the initial startup of the New Brunswick customer care center, (6) higher variable costs required to support the 20% year over year increase in end users, and (7) the effect of the appreciation of the Canadian dollar on our Canadian dollar denominated expenses.

We expect in the next quarter we will continue to incur expenses related to our recent license arrangement with J2 Global Communications, Inc., our development of the Nexthaus mobile syncing technology and our recently established customer care center in New Brunswick. Accordingly, while we anticipate continued revenue growth will begin to bring the operating expense ratio down, it will remain above the ratio of the previous year.

Sales and Marketing

	Three months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Sales and marketing	$1,498,140	$1,259,359	$4,352,426	$3,606,616
Percent of revenues	20.6%	22.4%	21.4%	21.7%

Three months ended		Nine months ended
December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2007
Increase over comparable year period	$238,781	$745,810
Increase over comparable year period - percent	19.0%	20.7%

Sales and Marketing (Three Month Period Ended December 31, 2007)

Sales and marketing expenses increased by 19% to $1.5 million from $1.3 million for the three months ended December 31, 2007. Salaries, wages and benefits, including stock option benefits increased by $166,000 or 21%. Personnel headcount declined by 2 persons. The increase is related to the increase in the Website Experts website design initiative that is beginning to be used by some of our customers and commissions on the increased revenue generated from the recent customer migrations. This higher commission level will continue to increase wages over the next few quarters. Trade show expenses were $45,000 lower than the comparable quarter last year while advertising declined by approximately $13,000 as we continue to focus resources towards our direct sales efforts. In aggregate, allocated expenses, including rent, office, telecommunications, travel as well as expenses related to the increase in contract sales support personnel in Ukraine hired to service and grow our customer base grew by $131,000 or 47%. We believe a portion of the increase in sales and marketing expenses to be an investment in building recurring revenue both from existing and new customers that will have a greater effect on the future years’ revenues than the current year.

Sales and Marketing (Nine Month Period Ended December 31, 2007)

Sales and marketing expenses increased by 21% to $4.4 million from $3.6 million for the nine months ended December 31, 2006. Salaries, wages and benefits, including stock option benefits increased by $588,000 or 25%. The increase is related to the increase in the Website Experts website design initiative that is beginning to be used by some of our customers and commissions on the increased revenue generated from recent customer migrations. Trade show expenses were $27,000 lower than the comparable period last year while advertising declined by approximately $72,000 as we continue to focus resources towards our direct sales efforts. In aggregate allocated expenses, including rent, office, telecommunications, travel as well as contracted expenses in Ukraine related to the increase in sales support personnel hired to service and grow our customer base increased by $256,000 or 31%.

Research and Development

	Three months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Research and development	$1,084,361	$773,901	$2,939,238	$2,268,885
Percent of revenues	14.9%	13.8%	14.4%	13.7%
Increase over comparable year period	$310,460		$670,353
Increase over comparable year period - percent	40.1%		29.5%

Research and Development (Three Month Period Ended December 31, 2007)

Research and development expenses increased by 40% to $1.1 million from $774,000 in the three months ended December 31, 2006. Salaries, wages and benefits including stock option benefits increased by $217,000 or 38% compared to the prior year’s comparable quarter. Personnel count decreased by 7% year over year as we increased our utilization of lower cost Ukrainian programmers. However, expenses remained high this quarter as we absorbed the cost associated with our on-going Nexthaus mobile synchronization initiative. Accordingly we expect research and development expenses will remain at the current higher level over the remainder of fiscal 2008. Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $93,000 or 48% due to the increased use of Ukrainian contract programmers and higher rent and hardware expenses.

Research and Development (Nine Month Period Ended December 31, 2007)

Research and development expenses increased by 30% to $2.9 million from $2.3 million in the nine months ended December 31, 2006. Salaries, wages and benefits including stock option benefits increased by $473,000 or 28% compared to the prior year’s comparable quarter. Personnel count decreased by 7% year over year as we increased our utilization of lower cost Ukrainian programmers. Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $197,000 or 36% due to the increased use of Ukrainian contract programmers as well as higher rent and hardware expenses.

Project Management

	Three months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Project management	$516,464	$407,936	$1,584,132	$1,247,733
Percent of revenues	7.1%	7.3%	7.8%	7.5%
Increase over comparable year period	$108,528		$336,399
Increase over comparable year period - percent	26.6%		27.0%

Project Management (Three Month Period Ended December 31, 2007)

Project management expenses increased by 27% to $516,000 from $408,000 in the three months ended December 31, 2006. Salaries, wages and benefits including stock option benefits increased by $48,000 or 20% compared to the prior year’s comparable quarter. Variable compensation related to increased revenue and website migrations were the primary factors driving the higher expense as personnel count declined by 19% year over year. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $61,000 or 37% due to the increase in end-users migrated to our system.

Project Management (Nine Month Period Ended December 31, 2007)

Project management expenses increased by 27% to $1.6 million from $1.2 million in the nine months ended December 31, 2006. Salaries, wages and benefits including stock option benefits increased by $170,000 or 22% compared to the prior year’s comparable quarter. Variable compensation related to increased revenue and website migrations were the primary factors driving expenses up. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $166,000 or 34% due to the increase in end-users migrated to our system.

Technical Support

	Three months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Technical support	$985,118	$781,916	$2,863,250	$2,255,123
Percent of revenues	13.5%	13.9%	14.1%	13.6%
Increase over comparable year period	$203,202		$608,127
Increase over comparable year period - percent	26.0%		27.0%

Technical Support (Three Month Period Ended December 31, 2007)

Technical support expenses increased by 26% to $985,000 from $782,000 in the three months ended December 31, 2006. Salaries, wages and benefits including stock option benefits increased by $149,000 or 25% compared to the prior year’s comparable quarter as we continued to expand our new customer care center in Miramichi, New Brunswick. Personnel increased by 10% year over year as a result of the New Brunswick initiative and to support the increase in our end-users. However, as we gained experience in New Brunswick, our overall personnel count began to come back into line due to natural attrition in our Mississauga customer care center. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $54,000 or 31% due to the increase in end-users on our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

Technical Support (Nine Month Period Ended December 31, 2007)

Technical support expenses increased by 27% to $2.9 million from $2.3 million in the nine months ended December 31, 2006. Salaries, wages and benefits including stock option benefits increased by $452,000 or 26% compared to the prior year’s comparable period as wage rates rose and personnel increased by 10% year over year as a result of the New Brunswick initiative and to support the increase in our end-users. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $156,000 or 31% due to the increase in end-users on our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

General and Administrative

	Three months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
General and administrative	$737,299	$541,285	$1,971,248	$1,363,966
Percent of revenues	10.1%	9.6%	9.7%	8.2%
Increase over comparable year period	$196,014		$607,282
Increase over comparable year period - percent	36.2%		44.5%

General and Administrative (Three Month Period Ended December 31, 2007)

General and administrative expenses increased by 36% to $737,000 from $541,000 in the three months ended December 31, 2006. Salaries, wages and benefits including stock option benefits decreased by $2,000 or 1% compared to the prior year’s comparable quarter. The number of personnel declined by 7% year over year. We experienced a $73,000 increase in professional fees and public company expenses. The provision for doubtful accounts increased by $127,000. We experienced a positive currency expense swing of approximately $21,000 compared to the three months ended December 31, 2006. Allocated expenses including rent, office, telecommunications and travel increased by $19,000 or 35% due to ongoing business growth. We anticipate increasing professional fees including regulatory compliance related expense, higher insurance expenses and increased directors’ fees.

General and Administrative (Nine Month Period Ended December 31, 2007)

General and administrative expenses increased by 45% to $2.0 million from $1.4 million in the nine months ended December 31, 2006. Salaries, wages and benefits including stock option benefits increased by $38,000 or 4% compared to the prior year’s comparable quarter. The number of personnel declined by 7% year over year. We experienced a $480,000 increase in professional fees and public company expenses. The provision for doubtful accounts increased by $50,000. We experienced a negative currency expense swing of approximately $6,000. Allocated expenses including rent, office, telecommunications and travel increased by $33,000 or 22% due to ongoing business growth. We anticipate increasing professional fees including regulatory compliance related expense, higher insurance expenses and increased directors’ fees.

Amortization

	Three months ended		Nine months ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Amortization	$864,031	$688,529	$2,430,987	$1,881,517
Percent of revenues	11.9%	12.3%	11.9%	11.3%
Increase over comparable year period	$175,502		$549,470
Increase over comparable year period - percent	25.5%		29.2%

Amortization Expense (Three Month Period Ended December 31, 2007)

Amortization expense increased by 25% to $864,000 from $689,000 in the three months ended December 31, 2006. This $176,000 increase in amortization expense is due in part to a $51,000 or 10% increase in amortization expense related to our investment in server storage capacity to service the increase in end-users of our services. In addition, our investment in customer lists, templates, patent licenses and the Nexthaus mobile syncing technology increased this quarter’s amortization expenses related to these assets by $4,000, $32,000, $9,000 and $80,000 respectively.

Amortization Expense (Nine Month Period Ended December 31, 2007)

Amortization expense increased by 29% to $2.4 million from $1.9 million in the nine months ended December 31, 2006. This $549,000 increase in amortization expense is due in part to a $176,000 or 13% increase in amortization expense related to our investment in server storage capacity to service the increase in end-users of our services. In addition, our investment in customer lists, templates, patents and the Nexthaus mobile syncing technology increased the nine month amortization expenses related to these assets by $8,000, $93,000, $58,000 and $214,000 respectively

Interest Income (Three Month Period Ended December 31, 2007)

Interest income increased to $307,000 from $180,000 in the three months ended December 31, 2006 as our short–term investments increased by approximately $23.0 million in November 2006 and have remained stable since that time. This increase was a result of our placing the proceeds from our initial public offering, completed on November 10th and the related exercise of the underwriters’ 15% over-allotment option on December 7th, in an investment grade money market fund yielding approximately 5%.

Interest Income (Nine Month Period Ended December 31, 2007)

Interest income increased to $955,000 from $220,000 in the nine months ended December 31, 2006 as our short–term investments increased by approximately $23.0 million in November 2006 and have remained stable since that time.

Interest Expense (Three Month Period Ended December 31, 2007)

Interest related to imputed interest on non-interest bearing debt ceased to be expensed when this debt was paid off in early July, 2007. Imputed interest expensed in the three months ended December 31, 2006 totaled $4,000.

Interest Expense (Nine Month Period Ended December 31, 2007)

Interest related to imputed interest on non-interest bearing debt ceased to be expensed when this debt was paid off in early July, 2007. Imputed interest in fiscal 2007, expensed prior to the debt being paid off was $4,000 compared to $13,000 of imputed interest expensed in the nine months ended December 31, 2006

Income Tax Expense (Three Month Period Ended December 31, 2007)

Income tax expense of $335,000 in the three months ended December 31, 2007 increased by $78,000 from the three months ended December 31, 2006 due to an increase in taxable income partially offset by a reduction in our effective tax rate that was confirmed when we prepared and filed our tax returns for the previous fiscal year.. The effective tax rate of 35.3% of pre-tax income is lower than the 40.8% in the three months ended December 31, 2006 due to the adjustment. We believe our effective tax rate will settle in the 35% - 36% range assuming we increase our taxable income.to the level where non deductible items represent a lower percentage of pre tax income.

Income Tax Expense (Nine Month Period Ended December 31, 2007)

Income tax expense of $968,000 in the nine months ended December 31, 2007 increased by $152,000 from the nine months ended December 31, 2006 due to a increase in taxable income. The effective tax rate of 39.5% of pre-tax income is higher than the 38.7% in the nine months ended December 31, 2006 due to a higher percentage of non-deductible items in the year to date period.

Liquidity and Capital Resources

Cash and cash equivalents are currently our primary source of liquidity. At December 31, 2007, we had a total of $23.7 million invested in large liquid money market funds that provide us with same day access to liquidity. On December 31, 2007, $7.7 million was invested in a money market fund with $45 billion of assets that had an approximate 5% exposure to structured investment vehicles (“SIVs”). A further $8.0 million was invested in an AAA rated fund that had $9 billion in assets and approximate 1% exposure to SIVs. The remaining $8.0 million was invested in a money market fund that invests exclusively in U.S. treasury bills. We expect cash flow from operations will continue to be an ongoing source of liquidity. As of December 31, 2007, we had $26.0 million in cash and cash equivalents and $28.3 million in working capital, as compared to $27.4 million in cash and cash equivalents and $26.7 million in working capital as of March 31, 2007. Our cash position decreased by $1.4 million due primarily to the $963,000 cash payment (including legal fees) on the purchase of intellectual property from Nexthaus Inc., the $100,000 payment to J2 Global Communications, Inc. for a license to use their digital fax patent portfolio and the purchase of capital assets and templates. Cash flow from operations was significantly reduced by the payment of income tax installments in the U.S. and Canada. Approximately $1.4 million of cash was received on the exercise of stock options since April 1, 2007.

Operating activities for the nine months ended December 31, 2007 generated $1.0 million of cash compared to the $2.8 million of cash provided in the nine months ended December 31, 2006. The primary reasons for this $1.8 million reduction were increased income tax payments and the $1.6 million increase in trade accounts receivable this year compared to the $0.4 million increase during the comparable period last year. As net income is expected to increase during the balance of fiscal 2008 and tax payments as well as trade accounts receivable are expected to use less cash, we believe operating cash flow should strengthen through the balance of the year.

Cash flows from financing activities included $1.4 million on the exercise of stock options for which we issued 516,160 shares at an average price of US$2.76 per share.

Net cash used in investment activities totaled $3.8 million compared to $2.1 million in the nine months ended December 31, 2006. Year to date we purchased $2.2 million of property and equipment primarily to support our expanding end-user base including the establishment of a customer care center in Miramichi, New Brunswick. We also invested $1.6 million on the acquisition of intellectual property from Nexthaus, Inc., the acquisition of a license covering fax to email from J2 Global Communications, Inc. and the purchase of additional website design templates for our template library. Capital investment is expected to moderate during the balance of fiscal 2008 as we have the capacity to handle near term end-user growth. We expect future expenditures may include the following activities:

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

We believe, based on our cash and cash equivalents at December 31, 2007 and our projected cash flow from operations, we have sufficient resources to finance our business, including sales and marketing expenses, research and development expenses and capital expenditures in the short and long term without raising further funds in the capital markets. We also have the liquidity to make additional investments in our application delivery platform, expand our portfolio of web services, expand further into the UK marketplace and make small and medium size strategic investments in complementary businesses, services, products and technologies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

The operating results and cash flows that we generate through our revenue activities are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the relationship of the Canadian dollar to the U.S. dollar and to a much lesser extent U.K. pounds. We have not entered into any hedging contracts but we review our currency exposure periodically to ensure that our revenues in non-U.S. currencies are reasonably matched by expenses in those currencies. During the three months ended December 31, 2007, non-U.S. dollar denominated revenues totaled approximately $3.3 million in Canada dollars and $0.5 million in U.K. pounds. Based on this current level of revenues an annualized 5% fluctuation in the Canadian dollar exchange rate would increase or decrease annual revenues by approximately $0.7 million.

Interest Rate Sensitivity

We had investments in short term bank deposits, bank certificates of deposit and money market funds amounting to $24.5 million at December 31, 2007. We currently do not have any interest bearing debt obligations. Due to the short term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our short term investments as a result of changes in interest rates. However, we estimate, based on the level of short term interest bearing investments at December 31, 2007, that on an annualized basis a 1% fluctuation in short term interest rates would raise or lower our net income by approximately $0.01 per share.

Credit Risk

At December 31, 2007, we had a total of $23.7 million invested in money market funds of which $7.7 million was invested is in a money market fund with that had an approximate 5% exposure to structured investment vehicles (“SIVs”) and a further $8.0 million was invested in a fund that had an approximate 1% exposure to SIVs. The remaining $8.0 million was invested in a money market fund that invests exclusively in U.S. treasury bills. As these funds are not insured by the FDIC or any other agency they accordingly involve investment risk, including the possible loss of principal amount invested.

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

No change in the Company’s internal control over financial reporting has occurred during the Company’s fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 3, 2006, our registration statement on Form S-1 (Registration No. 333-135533), registering 4,200,000 shares of our common stock, $0.0001 par value, for sale by us was declared effective by the Securities and Exchange Commission and we commenced our initial public offering on that date. In Canada, RBC Dominion Securities Inc., TD Securities Inc., GMP Securities L.P. and Haywood Securities Inc. acted as the managing underwriters for the offering. In the United States, RBC Capital Markets Corporation, TD Securities (USA) LLC, Griffith McBurney Corp. and Haywood Securities (USA) Inc. acted as the managing underwriters for the offering. On November 10, 2006, we completed the offering at $5.30 (CDN $6.00) per share. The aggregate purchase price, before expenses, to us was $ 22.3 million (CDN$ 25.2 million) and we incurred $3.4 million in expenses, resulting in net proceeds from the initial offering of $18.9 million. On December 7, 2006, the underwriters exercised their over-allotment option and purchased an additional 630,000 shares of our common stock for $5.22 (CDN $6.00). The aggregate purchase price, before fees, to us was $3.3 million (CDN $3.8 million). We paid the underwriters $0.2 million, resulting in net proceeds of $3.1 million (CDN $3.5 million).  The net proceeds have been invested in investment grade commercial paper.During the quarter ended December 31, 2007, we used approximately $0.7 million of net proceeds from the IPO for the purchase of property and equipment and intellectual property. Since the closing of our Initial Public Offering, we have applied approximately $4.3 million of the net proceeds of $22 million to the purchase of long term assets. Neither our directors, officers, affiliates, nor persons owning 10% or more of any class of our securities received direct or indirect payments in connection with our payment of the offering-related expenses.

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

HOSTOPIA.COM INC.
(Registrant)

February 13, 2008	/s/ COLIN CAMPBELL
Date	Colin Campbell Chief Executive Officer

February 13, 2008	/s/ MICHAEL J. MUGAN
Date	Michael J. Mugan Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1(2)	Amended and Restated Certificate of Incorporation of Hostopia.com Inc.
3.2(3)	Amended and Restated Bylaws of Hostopia.com Inc.
4.1(1)	Shareholder Agreement dated as of December 27, 2001
4.2(1)	Registration Rights Agreement dated as of December 27, 2001
4.3(1)	Warrant dated July 1, 2003 exercisable for 60,000 shares of common stock
4.4(4)	Specimen Stock Certificate
10.1(1)	Hostopia.com Inc. 2000 Stock Option Plan and forms of related agreements
10.2(3)	Hostopia.com Inc. 2006 Stock Option Plan and forms of related agreements
10.3(1)	Employment Agreement with William Campbell, dated June 1, 2006
10.4(1)	Employment Agreement with Colin Campbell, dated June 1, 2006
10.5(1)	Employment Agreement with Michael Mugan, dated April 1, 2006
10.6(1)	Employment Agreement with Paul Engels, dated April 1, 2006
10.7(1)	Employment Agreement with Dirk Bhagat, dated June 1, 2006
10.8(1)	Management Services Agreement with John Nemanic, dated June 1, 2006
10.9(1)	Form of Indemnification Agreement between the registrant and each of its directors and executive officers
10.10(1)	Asset Purchase Agreement between the registrant and FortuneCity.com Inc., dated as of January 31, 2006
10.11(1)	Services Agreement between the registrant and Geeksforless Inc., dated as of July 1, 2005
10.12(1)	Template Purchase Agreement between the registrant and Geeksforless Inc., dated as of February 1, 2005
10.13(1)	Image Library Agreement between the registrant and Geeksforless Inc., dated as of January 2, 2005
10.14(1)	Lease between Badenhurst-Airway Center Ltd. and the registrant dated September 30, 2002, as amended
10.15(1)	Revolving Line of Credit Facility
31.1	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)
32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of United States Code (18 U.S.C. §1350)

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