Form 10-K
period 2008-03-31
Hostopia.com Inc.
filed 2008-06-27
CIK 1365295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

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

☒ Yes	☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $70,626,168.

As of May 31, 2008, the registrant had 11,642,351 shares of common stock outstanding.

HOSTOPIA.COM INC.

FORM 10-K – ANNUAL REPORT

For the Fiscal Year Ended March 31, 2008

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

Trademarks

Hostopia®, WebsiteOS®, WebhostOS®, EasyMail® , EasySiteWizard® and SyncSuite® are our registered trademarks in the United States of America and Hostopia® and EasySiteWizard® are registered trademarks in Canada.

Item 1.	Business

Overview

Hostopia.com Inc is a provider of Web services that enable small and medium-sized businesses to establish and maintain an Internet presence. Our customers are communication services providers, including telecommunication carriers, cable companies, Internet service providers, domain registrars and web hosting service providers. Our customers purchase our Web services on a wholesale basis and resell these services under their own brands to small and medium-sized businesses. We provide our customers with the technology, infrastructure and support services to enable them to offer Web services, while saving them research and development and capital and operating costs typically associated with the design, development and delivery of Web services. We refer to small and medium-sized businesses which use our Web services as “end-users” or “end-user businesses”. We believe we are a leading provider of such Web services based on the number and size of our customers, the number of end-user websites that we support, the quality of our Web services, and our reputation.

Proposed Merger

On June 19, 2008, Hostopia.com and Deluxe Corporation (NYSE:DLX) announced they had signed a definitive merger agreement, unanimously approved by the boards of both companies, pursuant to which Hostopia would become a wholly-owned subsidiary of Deluxe. If the merger is completed, holders of Hostopia common stock will receive CDN$10.55 in cash for each outstanding Hostopia common share. The transaction is valued at approximately CDN$124 million.

The consummation of the merger agreement is subject to the approval by Hostopia shareholders and certain other customary conditions and is expected to close in late July or August. In respect of the merger Hostopia will be filing a Notice of Special Meeting and Information Circular with the relevant securities commission in Canada and the United States. The Information Circular will be made available to stockholders by mail and will also be available on the SEC website and at www.sedar.com. Before making any voting decision with respect to the proposed transaction the stockholders are urged to read the Information Circular and as well as other relevant materials filed with the relevant securities commissions by the Company because they contain important information about the proposed transaction.

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

Our Services

We deliver our Web services via the Internet. Our Web services include:

•	Website creation and maintenance applications;
•	Managed e-mail with virus and spam protection;
•	E-commerce application services;
•	Customer communications and Website promotion applications;
•	Website hosting and data transfer; and
•	SyncSuite® wireless communications services.

Our Strengths

Our competitive strengths include the following factors:

•	The quality of our comprehensive suite of Web services that is designed to meet the specific needs of small and medium-sized businesses;
•	Our marketing, support, systems and integration services that help our customers sell and deliver our Web services effectively and dependably to their end-users;
•	The reliability and scalability of our application delivery platform; and
•	The leverage in our distribution model for our Web services, reaching large numbers of end-user businesses through the established brand names and market position of our customers.

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

•

Further penetrate our wholesale customers’ existing end-user base — Leverage the brand-name strength of our customers in order to increase the penetration rate for our Web services with their existing end-user base. Based on our research, including information received from our customers, we believe our wholesale customers have a collective end-user base of approximately of 5,000,000 of which approximately 276,000 use our services.

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

Development of our business

We have increased our revenues by increasing the size and quality of our customer base. Between March 31, 2003 and March 31, 2008, our end-user base grew from 65,200 end-users to over 309,000 end-users. Approximately 49,000 end-users were added on a net basis in fiscal 2008. Of the total end-users at March 31, 2008, approximately 33,000 are served through our small web hosting resellers and direct end-user operations while 276,000 are end-users of our wholesale customers. Between March 31, 2003 and March 31, 2008, our revenues grew from approximately $5.5 million to approximately $27.8 million, a five year compound annual growth rate of 38%.

Other recent developments in our business include expanding our Web services. During the five fiscal years ended March 31, 2008, we expanded our Web services by launching a sub-domain e-mail service for residential and very small business end-users; enhancing EasySiteWizard® our website building tool; acquiring website templates which are used by end-users to create websites quickly; developing a website creation services business (Website Experts) and introducing our search engine optimization (SEO) software. We believe that these applications have improved or enhanced our Web services. In the last year, we have been developing our wireless product, SyncSuite®, the basic technology of which we purchased in May 2007 and our licensed Fax to Email product.

In 2003, we began to purchase services from Geeksforless.com Inc. (GFL), a related party, with operations located in Nikolayev, Ukraine, for the purpose of expanding our development and support capabilities at a lower cost than is typical in North America.

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

The global reach, interactive nature and transactional efficiency of the Internet enables businesses to capitalize on new revenue opportunities by building websites that support e-commerce and other commercial activities. While most large corporations are already operating online, many smaller businesses, including income-generating home-based businesses, have yet to establish an Internet presence or fully exploit the capabilities of their existing Internet presence.. In order to take advantage of new business growth opportunities presented by greater Internet presence and e-commerce, small and medium-sized businesses must create and maintain an Internet presence or enhance the capabilities of their existing Internet presence.

A business seeking to establish an Internet presence may use a variety of Web services such as the following:

Website creation tools and services

More and more small and medium-sized businesses want to establish websites and attract visitors to those websites on the Internet. These businesses increasingly look to third party providers for automated, easy-to-use Web services that require minimal technical expertise, yet still have the necessary range of features to enable them to establish a successful Internet presence. In our opinion, these Web services include: domain name registration; website creation tools; pre-built, customizable website templates; galleries of ready-to-use images; and pre-built website scripts and applications such as customer forms, surveys and appointment scheduling. Our experience has shown that businesses also require website building services that deliver fully built websites that include applications and ready-to-use Web services.

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

On-Demand Applications

The wide availability of Internet broadband access and enhanced Web browser functionality has made it possible to deliver sophisticated software tools and services over the Internet as a service. This “Software as a Service” or “SaaS” delivery model enables organizations to outsource the provision and administration of software to third party application service providers that design, host, maintain and update software remotely over the Internet. Outsourced applications offer several advantages to the small and medium-sized business market, including cost-effectiveness, less internal expertise needed to install and maintain, quick deployment, absence of expensive upgrades and avoidance of outdated and unsupported software.

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

Key Industry Trends

We have identified a number of key industry trends affecting small and medium- sized businesses and large providers of information technology services to these businesses, including the following:

An Internet presence is considered a necessity by many small and medium-sized businesses

We believe small and medium-sized businesses increasingly value more sophisticated applications and services that help their websites generate marketing leads, drive increased customer Web traffic or enable telephone or e-commerce sales orders. We believe that the leading applications and services demanded by small and medium-sized businesses are:

•	Website design, creation and enhancement, including pre-built business website templates;
•	E-commerce applications and services;
•	Email, communication and collaboration services;
•	Applications that help sites improve search engine rankings or increase visibility with online advertising and promotion services;
•	Business relationship management tools such as online chat, blogging and HTML newsletter services;
•	Wireless collaboration tools; and
•	Fax-to-email

Small and medium-sized businesses are turning to communication services providers for Internet solutions.

We believe small businesses with websites increasingly prefer to outsource Web services to third party providers, and practice considerably higher levels of outsourcing than larger businesses. We believe this trend is explained by a number of factors, including the lack of financial and human resources that small and medium- sized businesses have to allocate to in-house technical expertise and support for Web services, as well as the reliability, quality and increased back-up or redundancy provided by outsourcing Web services.

We believe established communication services providers are well positioned to serve the small and medium-sized business market due to their trusted brand name recognition and large existing customer bases. These communication services providers have the market reach, sales and marketing capabilities and customer bases to which they can market and sell Web services.

Communication services providers are seeking outsourced, private label solutions.

Communication services providers seek to offer reliable and scalable Web services which address the evolving needs of the small and medium-sized business market and offer high marginal profit returns. We believe that these communication services providers find it difficult to meet the growing demand for more sophisticated hosted applications and technologies due to the lack of economies of scale required to justify the risk of capital investment and ongoing operating expenditures, as well as the lack of internal expertise focused on Web services technology. As a result, we believe that communication services providers will increasingly look to outsource their Web services to private label wholesale vendors who deliver high-quality, reliable, specialized services that meet and continually adapt to the evolving needs of the small and medium-sized business market.

Strategy

We expect to maintain and enhance our market position as a leading private label wholesale provider of Web services to the communication services provider market. Key elements of our growth strategy include the following:

Acquire new customers

We identify prospective customers based on two sets of criteria. First, we target the largest service providers on the basis of size of revenues, number of employees and the number of end-user businesses they serve. Second, we segment service providers into five service categories: telecommunications; cable broadband; Internet service providers; hosting service providers; and domain name registrars. Our prime target customers are the largest companies in each of these service provider categories who have well-recognized retail brands and significant end-user bases. We estimate there are 1,000 of these communication service providers globally. We currently sell our services to over 50 of these communication service providers. Our continuing focus is to market and sell our services to the remaining largest communication service providers.

Further penetrate our customers’ existing end-user base.

Our customers resell our Web services to approximately 276,000 out of an estimated 5,000,000 small and medium-sized businesses that they currently serve. Our estimated penetration rate is, therefore, approximately 5.5%.

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

Grow revenue per end-user.

We intend to increase average revenue per end-user by introducing new Web services that we expect will command higher prices. We will offer these new Web services separately and/or bundled with other Web services. We plan to charge an additional fee for these Web services if purchased separately.

In fiscal 2008, we introduced a number of new web services designed to increase the revenue per user by offering web applications to help SMBs grow their online presence.  These services included Announcer Pro, an HTML newsletter service, EasyBlog Builder Pro, a service that allows users to create a blog right on their own websites, and SyncSuite®, an application that allows users to wirelessly synchronize contact, calendar and notes data between their handheld devices, desktops and webmail.

In fiscal 2009 we will be continuing the strategy of aggressively introducing web services in order to increase revenue per user.  Leveraging our positioning as a leading provider of online tools for SMBs, we will be launching a fax-to-email service that allows users to send and receive faxes directly on their computers.  Users can access this capability anywhere they can access the Internet.  We will also be launching a new SSL Certificate resale service that enables users to configure their SSL certificates directly through their WebsiteOS® interface.

It is our intention to continue to aggressively launch the Web services that we believe will enjoy the highest demand rates and unit sales, and command the highest per unit monthly revenues.

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

Services

We enter into wholesale distribution agreements with our customers to provide them with a suite of user-friendly Web services for resale to small and medium-sized businesses, to assist these businesses in establishing a custom, professional Internet presence. In addition, we provide our customers with a suite of services to assist them with sales and support of these Web services to end-user businesses. The delivery model of our services is as follows:

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

User-friendly management of business systems from a single browser based management system.
Ordering & Billing Suite

This application enables customers to sell, deliver and collect payment for Web services that they sell to end-users. Application functions include an online ordering application, end-user transaction management, secure credit card payment (collection) and invoicing modules and other features that enable customers to manage their end-user transactions.

Allows a customer to set-up and launch an e-commerce website to sell our Web services.
Domain Registration	Online domain registration with hosting package selection set-up. We deliver this generic domain registration service for our customers utilizing our	Allows a customer to set up and launch a domain name registration website under

Service	Description	Benefit
	wholly owned subsidiary Internet Names for Business Inc.	its own brand name.
Provisioning Application Programming Interface	A network-based system which connects customers’ systems to our application delivery platform to provision Web services.	Automation and integration with existing customer systems.

Our professional services enable our customers to set up and manage a Web services business, and include the following:

Service	Description	Benefit
Sales and Marketing	These services are customized sales and marketing support programs we developed for our customers based on our extensive industry experience.	Our sales and marketing services facilitate our customers’ business growth by recommending and helping implement sales and marketing programs.
End-user Migration	We move customers’ existing hosted end-users from another hosting platform to our applications delivery platform.	Our customers can economically and reliably move large numbers of end-users to our platform.
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

Eliminates the need for our customers to build and manage a 24/7/365 customer care team while at the same time providing industry expert technical support for end-users.

Provides additional industry expertise to resolve complex end-user issues with 24/7/365 availability.

Professional Services	Our professional services teams facilitate all aspects of implementing a new customer on our system and as well as servicing ongoing customer operational needs.	Helps ensure customer implementation and operational needs are delivered professionally.

Services for our end-users

We provide a range of services to end-users. The cornerstone of our package for small and medium-sized businesses is WebsiteOS®, our proprietary browser based interface through which end-users access and control their Web services. WebsiteOS® allows access to all the applications required by end-users to create, manage and market their Internet presence. This unified application delivery platform also allows individual end-users to set their language preferences from among English, French, Spanish, German, Italian and Portuguese.

In addition, we have developed several proprietary applications which we believe differentiate our Web services from those of other providers. The following table sets out a list of these proprietary applications, a description of their

Application	Description	Benefit
EasySiteWizard ®	Template and wizard driven website creation tool which allows end-users to design and publish a Website with no HTML programming knowledge. Features AJAX-based drag and drop functionality.	End-users can create websites easily by choosing a template, adding their content, logos and images.
EasyStoreMaker™	Wizard driven application to enable end-users to set up an online store. Our shopping cart software integrates with many payment processing gateways.	End-users can easily create online stores, add product images and descriptions, set prices and accept credit card payments with multiple currencies, if desired.
EasyMail®

Our proprietary domain-based e-mail service allows end-users to create, edit and delete e-mail accounts. Features include password security, aliases, catch-alls, auto-responders, spam and virus protection. Includes high mail box storage limits with the features and functionality demanded by small and medium-sized businesses.

Intuitive design makes this an easy to use self-service application.
WebMail	This application provides end-users with access to e-mail from a Web browser.	End-users can access e-mail from anywhere using a Web browser.
Virtual Managed Server	A managed hosting, e-mail and applications service platform designed to enable Web developers or other small providers to set up and run a web hosting business.	Enables Web developers to quickly and inexpensively launch and operate web hosting services.
Advanced Template Manager	More than 3,400 professionally designed web templates for end-users. All templates are compatible with HTML graphics editors such as FrontPage®, Macromedia® and Dreamweaver®.	Website templates reduce or eliminate the development required to create the look and feel of a website for end-users, thereby reducing costs while maintaining quality.
EasyBlogBuilder™	Application to create and post blogs on an end-user’s website.	End-users can quickly create, then manage and maintain, a blog with no specialized expertise.
EasyLiveChat™	Application to set up an online chat as a customer service option for website visitors.	Facilitates communication and improved customer service.
Announcer PRO	An email marketing tool that allows end-users to design, distribute and measure template-driven HTML-newsletters.	Allows users to send graphic-driven newsletters via email.
EasySiteOptimizer	A search-engine optimization tool that can help increase website traffic.	Simplifies the complex process of website optimization.
Photo Album	A photo-sharing tool designed to allow users to post and edit their photos online.	Provides a site for users to work with their photos.

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

Customers

As of March 31, 2008, our customers included Bell Canada Inc., COLT Telecommunications, Covad Communications Company, Register.com, Inc., Rogers Cable Communications Inc., TELUS Communications Company, Idearc Inc. (which acquired Verizon Directories Corp.) and British Telecommunications PLC.

For the month ended March 31, 2008, the final month of our most recent fiscal period, we estimate that our largest 20 customers represented approximately 64% of our total monthly revenues and our top three customers represented approximately 28% of our total revenues. The only customer that accounts for more than 10% of our total revenues is Bell Canada (13%). We expect that we will further diversify our customer base and extend our market coverage as we sign new communication services providers throughout the United States, Canada and Western Europe. See “Risk Factors”.

Research and Development

Development of new applications

Since our inception, we have developed the majority of our Web services internally and through our offshore contractors, rather than licensing or acquiring technology from third parties. Our research and development efforts are focused on the design, development and deployment of a breadth of hosted application services that have the functionality to appeal to small and medium-sized businesses and fit the “Software as a Service” delivery model. Our research and development expenditures for fiscal 2008, 2007 and 2006 were approximately $3.8 million, $3.1 million, and $2.1 million, respectively, representing 13.8%, 13.7% and 11.7% of revenues, respectively.

Planned Web services launches

We have launched search engine optimization and website design services and intend to enhance or launch of the following applications:

•	Collaborative features and capabilities for our e-mail services; and
•	Fax-to-email application

Software as a Service (SaaS) delivery platform

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

Our Professional Services Team is comprised of the Project Management, Multimedia and Project Administration groups located in Mississauga, Ontario and Fort Lauderdale, Florida and is supported by GFL, a related party by means of common ownership. The Professional Services Group is responsible for setting up and managing all customer projects, coordinating internal resources and acting as primary contact liaison with customers. The Multimedia Group supports implementation activities with Web development, WebsiteOS® and Web-mail control panel branding, and other Web publishing services. Our Project Administration Group performs core project functions typically related to large end user service migrations and other projects.

Customer Care

Our Customer Care Team is located in Mississauga, Ontario and Miramichi, New Brunswick, and is responsible for providing technical support services on behalf of our customers, by live phone support, e-mail support, or live chat support, all of which are available on a 24 hour, 365 day basis. All support calls are answered by our Mississauga and Miramichi customer care teams. Support for live chat and e-mail is provided through GFL.

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

Small Web Hosting Reseller and Direct to End-User Hosting Operations

BlueGenesis our wholly owned subsidiary, sells Web services to small web hosting resellers and end-user businesses, focusing on small web hosting resellers. We also sell Web services to end-users referred to us by Fortunecity.com Inc. under the trade name “FortuneCityhosting.com” in accordance with a marketing and license agreement with them. At March 31, 2008 there were approximately 33,000 end-users of which 28,000 are served by BlueGenesis and under the name FortuneCityhosting.com. The remaining 5,000 end-users we acquired on March 28, 2008 from Reliant Web Hosting Inc. and are served under the name Canada Webhosting.com.

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

We currently rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and other similar measures to protect our proprietary information. We do not own any patents; however, we have filed patent applications with the United States Patent and Trademark Office and the Canadian Intellectual Property Office with respect to our Web services technology. We also intend to continue registering service marks and trademarks comprised of some of our product names, slogans and logos in the United States and Canada. We currently have five registered trademarks: (1) Hostopia, which is registered in Canada and the United States and has a duration of 15 years in Canada (expiring May 9, 2017), subject to renewal upon payment of a fee and five years in the United States (expiring September 14, 2009), subject to renewal upon filing of an affidavit of use, (2) WebsiteOS® which is registered in the United States and has a duration of five years (expiring March 21, 2011), subject to renewal upon filing an affidavit of use, (3) WebhostOS®, which is registered in the United States and has a duration of five years (expiring July 18, 2011), subject to renewal upon filing an affidavit of use, (4) EasySiteWizard®, which is registered in Canada and the Untied States and has a duration of 15 years in Canada (expiring April 25, 2021), subject to renewal upon payment of a fee and five years in the United States (expiring January 23, 2012), subject to renewal upon filing of an affidavit of use, (5) EasyMail®, which is registered in the United States (expiring January 23, 2012), subject to renewal upon filing of an affidavit of use. In addition, we currently require all of our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements and to assign to us in writing all inventions created on our behalf unless otherwise stipulated.

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

We currently have an intellectual property agreement with Geeksforless.com Inc. (GFL), a related party, with whom we contracted to provide certain outsourced services, as discussed above.. The agreement concerns support services for our business, including software programming services and website template designs. This agreement does not assign or transfer to GFL any ownership rights, or any other rights, in or to the software or services provided by GFL to us in accordance with this agreement.

Effective June 1, 2007, the Company purchased the remaining templates, images and marketing software from Geeksforless.com Inc., a related party, for $232,921 (Cdn$247,000) in cash, which amount was considered to be fair value. Two directors and/or officers of the Company each owned 27.4% of Geeksforless.com. The Company completed transactions with Geeksforless.com, including outsourced services in the normal course of operations. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the parties.

On July 17, 2006, we were granted non-exclusive licenses to two patents held by Web.com Inc. (formerly Interland, Inc.) (U.S. Patent numbers 5680152 and 6789103) which broadly cover methods for website building and web hosting control panels. See “— Web.com Inc. License Agreement.”

On July 30, 2007 we entered into a patent license agreement with j2 Global Communications, Inc. Under the agreement Hostopia receives a non-exclusive, worldwide license to j2 Global's digital fax patent portfolio in exchange for an upfront payment plus ongoing quarterly royalty payments. The patent license agreement has a 10 year term, which may be renewed thereafter.

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

•

Large retail providers who have established wholesale operations such as Verio Inc. and Web.com, Inc. (formerly, Interland, Inc.). We find that these entities can have significant financial and technical resources as well as higher per end user revenues associated with retail rather than wholesale services. However, we believe we compete effectively with these providers based upon our specialization in the wholesale market and we believe our customers prefer to purchase from a wholesale provider rather than an entity with whom they compete in the retail market for end users;

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

•

Website design firms who build web sites and may offer web hosting services as part of their offering. These companies enjoy an advantage with respect to their in-house website development services which tend to attract new end-user customers. However, we do not believe that these organizations possess the experience or physical infrastructure to host their own suite of applications in order to offer a comprehensive range of Web services;

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

Many of our competitors, and in particular Google Inc., Microsoft Corporation, Yahoo! Inc., Network Solutions and 1&1 Internet, Inc., have greater resources, better brand recognition and consumer awareness, and larger customer bases than we have. We believe the principal competitive factors in the private label wholesale market for Web services include:

•	The breadth, quality and ease of use of Web services for small and medium-sized businesses;
•	A wholesale distribution model that allows communication services providers to sell Web services economically, under their own brands;
•	A comprehensive suite of professional and technical support services that help communication services providers set up and operate a Web services business;
•	Reliability and security of service offerings;
•	Price;
•	Established brand and reputation; and
•	Quality and responsiveness of customer support and Web services.

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

We currently have three wholly owned subsidiaries, BlueGenesis.com Corp., a Nova Scotia unlimited liability company, Internet Names for Business Inc., an Ontario corporation and Nexthaus Corporation, a Delaware corporation. BlueGenesis sells Web services directly to small web hosting resellers and end-users. Internet Names for Business Inc. is the entity through which we provide generic domain and billing services to our customers. Nexthaus Corporation sells wireless communications services that synchronize data between computers and mobile devices, such as calendar and contact updates from a desktop to a smart phone.

On May 18, 2006, our stockholders approved a one-for-five reverse stock split, effective April 30, 2006. All references to Hostopia common stock and per share amounts give effect to the reverse stock split.

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

On June 1, 2007, we acquired all of the operating assets of TemplateRover.com, a division of Geeksforless.com Inc. (“GFL”). GFL is a related party to Hostopia. The acquired assets include all of the ownership rights to over 3,200 website templates that were jointly owned by Hostopia and GFL, 1,600 additional website templates, more than 30,000 digital images and a software distribution system. Hostopia paid CAD $247,000 cash for the acquired assets.

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

In March 2008, we acquired certain of the web hosting assets of Reliant Web Hosting Inc. for $470,096. The web hosting assets purchased from Reliant Web Hosting Inc consisted of all right, title and interest in paid web hosting contracts and agreements between Reliant Web Hosting Inc. and each of its end-users, as well as customer lists, e-mail addresses, addresses and phone numbers of end-users. The purchase price was adjusted in the amount of $45,893 to account for services that were paid by end users in advance to Reliant Web Hosting Inc. and for which we assumed the liability to provide services until the next expiry date of each end-user.

In addition to acquiring legal title to webhosting assets we also enter into agreements under which we acquired the right to service and bill the end-users of our customers for a defined period of time, generally three to five years. We call such agreements “co-brand agreements”. Under these co-brand agreements we pay an initial payment upfront to our customer and an on-going monthly payment equal to a percentage of the cash received from related end-user renewals or sign-ups. As we have essentially assumed all the rights and obligations in respect of servicing these end-users we treat the upfront payments as the purchase of an intangible asset and then amortize this amount over the term of the agreement. The on-going monthly payment is treated as a cost of revenue. During fiscal 2008 we made aggregate initial payments in the amount of $332,512 under co-brand agreements

Web.com Inc. License Agreement

On July 17, 2006 we entered into a five year, non-exclusive license agreement with Web.com Inc. which granted us rights to two of Web.com Inc.’s patents (U.S. Patent numbers 5680152 and 6789103) which cover methods for website building and web hosting control panels. We entered into this patent license agreement to potentially enhance certain aspects of our software delivery platform and to mitigate litigation risk to our customers, and ourselves, with respect to Web.com Inc.’s patents and patents pending. Although the term of the license is five years, we and Web.com Inc. have also agreed to mutual covenants not to sue each other or each other’s customers for patent infringement during the life of all existing Web.com Inc. patents (which includes, but is not limited to the two patents we licensed), or the life of patents issued from existing Web.com Inc. patent applications. Pursuant to the terms of the license agreement we agreed to pay Web.com Inc. a one time royalty equal to 10% of our gross annual U.S. retail revenues for the twelve months ended June 30, 2006 multiplied by five. This one time royalty, which amounted to $650,000, was paid in full at signing. In addition, we granted a cross license to Web.com Inc. granting Web.com Inc. non-exclusive perpetual rights to 2,750 of our website templates and a license to certain additional intellectual property.

Employees

As of March 31, 2008 we employed a total of 189 employees, none of whom are members of a labor union. We consider our labor relations to be good. This group is comprised of 174 employees based in Canada and 15 employees based in the United States.

The departmental breakdown of full time employees includes 27 in Sales and Marketing and 33 in Research and Development. Our Professional Services team of 21employees includes project management, multimedia and project administration. Our Customer Care team employs 77 persons. We also have 14 employees in Finance and Administration. In addition, 17 employees are engaged in sales and marketing for our small web hosting reseller hosting and direct to end-user hosting operations. Our senior executive team is made up of 6 full-time employees. Information concerning our executive team is available under Item 10 of this Form 10-K.

Item 1A.	Risk Factors.

If the proposed merger with Deluxe Corporation is not consummated, Hostopia will have incurred substantial costs that may adversely affect Hostopia’s financial results and operations and the market price of Hostopia common stock.

Hostopia has incurred and will incur substantial costs in connection with the proposed merger with Deluxe Corporation. These costs are primarily associated with professional and financial advisory fees. In addition, Hostopia has diverted significant management resources in an effort to complete the merger and is subject to restrictions contained in the merger agreement on the conduct of its business. If the merger is not completed, Hostopia will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Also, if the merger is not consummated under certain circumstances specified in the merger agreement, Hostopia may be required to pay Deluxe Corporation a termination fee of Cdn$4.3 million.

In addition, if the merger is not consummated, Hostopia may experience negative reactions from the financial markets, customers and employees. Each of these factors may adversely affect the trading price of Hostopia common stock and Hostopia’s financial results and operations. In particular, if the merger is not completed for any reason, Hostopia’s stock price may decline to the extent that the current market price reflects a market assumption that the merger will be completed or the market’s perceptions as to the reason why the merger was not consummated.

Loss of significant customers could significantly decrease our revenues.

We are dependent on a few customers for a significant portion of our revenues. As of March 31, 2008, 20 of our customers accounted for approximately 64% of our total monthly revenue, ranging individually from 0.6% to 13% of total revenue, and our top three customers accounted for approximately 28% of our total revenue. While we currently have contracts with these customers ranging from one to four years in length, the loss of any one of these 20 customers, or the loss of a portion of their business to competitor services, would significantly decrease our total revenue and would adversely affect our business. We may not be able to reduce our reliance on contracts with a limited number of customers. In addition, a change in the liquidity of any one large customer, or our inability to collect amounts owing to us from any one large customer, could have a material adverse effect on our financial position.

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

Although we generated net income for the fiscal years ended March 31, 2005 through 2008, we had not been profitable in any other period since our inception, and may not be profitable in future periods. As of March 31, 2008, we had retained earnings of approximately $2.9 million. We expect that our expenses relating to the sale and marketing of our services, technology improvements, and general and administrative functions, as well as the costs of operating and maintaining our technology infrastructure, will increase in the future. In addition, we may need to incur increased costs to preserve existing customer relationships and obtain new customers. Accordingly, we will need to increase our revenues to be able to maintain our profitability. If we are unable to retain our current customers, obtain new customers, develop and sell new Web services to customers, or increase our prices sufficiently to offset increased operating costs or if we are unable to reduce our expenses in a timely manner, the resulting decreased revenue would adversely affect our operating results and our level of profitability.

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

We may not be able continue our growth.

Our five-year compound average growth rate to March 31, 2008 was 38% while our revenues grew 24% in fiscal 2008. A substantial portion of this growth was the result of us contracting with a number of large new customers as well as the general strong growth of websites on the Internet as a tool for small and medium-size businesses to grow their own revenues. There can be no assurance we will continue to attract new customers at the rate we did in the past, nor, that the market for website hosting and related applications will continue to grow at the same rate it did over the past five years.

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

Some of these entities compete directly with our customers for the provision of a range of services to end-user businesses. If our customers do not compete effectively, our end-user base will decrease and our profitability will suffer. Many potential competitors also have longer operating histories, significantly greater financial, technical, marketing and other resources than we, or our customers do, greater brand recognition and, we believe, some have a larger base of end-users. They may be able to adapt more quickly to new or emerging technologies and changes in end-user requirements. They may also be able to devote greater resources to the promotion and sale of their services than we can. If we and our customers fail to compete successfully against these current and future competitors, our end-users’ demand for our Web services may decline, and our revenues could increase less than anticipated or decline.

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

We have experienced system failures or outages in the past, and will likely experience future system failures or outages from time to time that disrupt the operation of our Web services and harm our business. During limited periods of time, some of our Web services did not function or had limited functionality, resulting in additional customer service related expenses and the provision of credits against future invoices to some customers. Our revenue and profit depend in large part on the availability of our Web services. We have a contractual obligation to provide all of our customers credits against future invoices in the event that service disruptions occur. Furthermore, customers may terminate their agreements with us as a result of significant Web service interruptions. If our Web services are unavailable, our revenues and profits could decrease and we could lose customers.

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

Our business involves the storage and transmission of the proprietary information of end-users. Although we employ internal control procedures to protect the security of our customers’ end-users’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of a third party action, employee error or otherwise, and end-users’ information becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. Breaches of our security could result in misappropriation of personal information, suspension of website hosting operations or interruptions in our Web services. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Since techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventive measures.

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

We rely upon one primary contractor, Geeksforless.com Inc. (GFL), a related party by means of common ownership, to develop and support many of our Web services. Our continued ability to obtain and provide our Web services at a low cost is central to the success of our business. GFL utilizes the service of programmers and technicians in Ukraine in order to provide competitive outsourcing prices. There are many risks associated with carrying on business in Ukraine, any or all of which may adversely affect GFL’s ability to continue providing services to us, including:

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

One of our business strategies is to acquire complementary services, technologies or businesses. In connection with one or more of these transactions, we may:

•	Issue additional equity securities that would dilute our stockholders’ ownership position and could adversely affect the market price of Hostopia common stock;
•	Use cash that we may need in the future to operate our business; and
•	Incur debt that could have terms unfavorable to us or that we might be unable to repay

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

Likely fluctuations in our financial results may make it difficult to predict our future performance and may result in volatility in the market price of Hostopia common stock.

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

These factors and others all tend to make the timing and amount of our revenue unpredictable and may lead to continued or greater period-to-period fluctuations in revenue than we have experienced historically. As a result of these factors, we believe that our quarterly revenue and results of operations are likely to vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of Hostopia common stock could decline substantially.

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

The provision of Web services to small and medium- sized businesses which are designed to allow them to establish and maintain an Internet presence is a new and emerging market; if this market fails to develop, we will not be able to grow our business.

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

Our future performance depends largely on the continuing service of our executive officers, senior management team and programming personnel, in particular, Colin Campbell, William Campbell, Peter Kostandenou, Michael Mugan, Paul Engels and Dirk Bhagat. While certain members of our management team, including the key employees referred to in the preceding sentence, have employment agreements with us, there can be no assurance that one or more of our key employees will not terminate their employment with us and go to work for a competitor after the expiration of any applicable non-compete period. The loss of one or more of our key employees could make it more difficult for us to advance our services and pursue our business goals, and could seriously harm our business. Our ability to recruit executive officers, senior management, programmers and other qualified personnel is crucial to our ability to develop market, sell and support our Web services. We cannot guarantee that we will be able to recruit qualified candidates and fill important roles within our organization in a timely manner.

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

Bandwidth is the most significant element in our cost of sales. An increase in the price of bandwidth could have an adverse effect on gross margins since we may not be able to increase our prices to compensate. We believe that the ability to access bandwidth is more important than the price. We have therefore entered into arrangements with several bandwidth providers and have entered into long-term contracts with some of them. If the price of bandwidth were to decrease, our contractual commitment to pay higher prices would cause us to be less competitive and our business would suffer.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. This litigation is particularly prevalent in the technology industry. In addition, there has been an increase in the filing of suits alleging infringement of intellectual property rights. Regardless of the merits of these suits, many defendants are entering into settlement arrangements quickly to dispose of such suits and thus to avoid publicity and the costs of defending the suits. Other companies or individuals may pursue litigation against us with respect to intellectual property-based claims. The results of any litigation are inherently uncertain. As currently pending patent applications are not publicly available, we cannot anticipate all such claims or know with certainty whether our technology infringes the intellectual property rights of third parties. We expect that the number of infringement claims will increase as the number of services and competitors in our industry grows. In the event of an adverse result in any future litigation with respect to intellectual property rights relevant to our services, we could be required to:

•	Enter into royalty or licensing agreements with respect to the infringing technology, which might not be available on acceptable terms or at all;
•	Pay substantial damages under applicable law or expend significant resources to develop non-infringing technology; or
•	Cease the development, use and sale of services found to be infringing; or

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

Although our present Chief Executive Officer, Mr. Colin Campbell, has extensive experience in technology companies, he has limited experience managing and operating a public company. In addition, the other members of our current senior management have only engaged in operating a private organization since 1999 and prior to it becoming a public company in November 2006. In this capacity they developed a general understanding of the administrative and regulatory environment in which public companies operate. However, our senior management lacks practical experience operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

Our former Chairman controls a significant portion of our outstanding common stock and he has indicted his intentions to reduce his holdings which could cause our share price to decline..

As of March 31, 2008, Mr. John Nemanic, our former Chairman, beneficially owned approximately 11.2% of Hostopia common stock compared to 13.3% as of March 31, 2007. Mr. Nemanic has indicated he intends to sell a portion or all of his holdings which may depress the price of our shares.

Limited liquidity in our common shares could result in a lower price

Our shares have been listed for trading on the TSX since November 10, 2006. The volume of trading has been limited, generally to less than 5,000 shares per day. Accordingly, there is risk that should a large number of investors or an investor with a large number of shares decide to sell, the price of our shares may be adversely affected.

We are exposed to potential risks from recent legislation requiring public companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are subject to various regulatory requirements, including Section 302 and Section 404 of the Sarbanes-Oxley Act of 2002. We are a non-accelerated filer and consequently have not as yet been required to have our systems of internal control attested to by our auditors. If we become an accelerated filer during this fiscal year we will be required at March 31, 2009 to have our external auditors report on the effectiveness of our internal controls. We expect to devote the necessary resources, including additional internal and supplemental external resources, to support our external auditors assessment. If, in the future, we identify one or more material weaknesses, or our external auditors are unable to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports or jeopardize our listing on the TSX and have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We are exposed to credit risk in respect of our short term investment in money market funds.

At March 31, 2008, we had a total of $23.6 million invested in two AAA rated money market funds. Approximately $15.5 million was invested is in a money market fund with that had an approximate 0.5% exposure to structured investment vehicles (“SIVs”).The remaining $8.1million was invested in a fund that had no exposure to SIVs. While these funds are AAA rated, as these funds are not insured by the FDIC or any other agency, they accordingly involve investment risk, including the possible loss of principal amount invested.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We lease office facilities and data center facilities. These facilities are adequate for our current needs and we are productively utilizing substantially all of our leased space. If we require additional space, either office or data center, we believe that we can obtain that space on commercially reasonable terms. Further information on our lease commitments can be found in Note 12to our consolidated financial statements included in Item 8 of this report.

In 2008, we acquired land and buildings in Miramichi, New Brunswick to house our customer care operations and provide for future expansion of our operations.  The facilities have a combined total of 70,000 square feet on 7.5 acres of land.

Office Facilities

We lease office facilities totaling 17,828 square feet located at 5915 Airport Road, Mississauga, Ontario L4V 1T1 under a lease that expires on October 31, 2009. In the United States, we lease an office facility of 5,966 square feet located at 110 East Broward Blvd, Fort Lauderdale, Florida 33301 under a lease that expires on July 31, 2011. In May, 2007, in conjunction with our purchase of the Nexthaus, Inc. technology, we began to lease 1,500 square feet of office space in Raleigh, North Carolina, the agreement for which will expire on November 30, 2009.

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

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Hostopia common stock commenced trading on the Toronto Stock Exchange on November 10, 2006 under the symbol “H.” The following table sets forth the high and low sales prices of Hostopia common stock in Canadian dollars as reported on the Toronto Stock Exchange for the periods indicated.

	High	Low

Third Quarter (ended December 31, 2007)	CDN $ 6.80	CDN $ 6.00

Fourth Quarter (ended March 31, 2007)	CDN $ 6.50	CDN $ 5.50

First Quarter (ended June 30, 2007)	CDN $ 6.75	CDN $ 5.50

Second Quarter (ended September 30, 2007)	CDN $ 6.37	CDN $ 5.76

Third Quarter (ended December 31, 2007)	CDN $ 6.20	CDN $ 5.51

Fourth Quarter (ended March, 31, 2008)	CDN $ 6.00	CDN $ 4.00

The closing price for Hostopia common stock as reported by the Toronto Stock Exchange March 31, 2008 was $4.72 (CDN$ 4.85) per share.

Holders

As of May 31, 2008, there were 34 holders of record of Hostopia common stock. This figure does not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms

Dividend Policy

We have never declared or paid dividends on Hostopia common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Performance Graph

The following graph compares the percentage change in our cumulative total stockholder return on Hostopia common stock during a period commencing on November 10, 2006, the date our shares began trading on the Toronto Stock Exchange following our initial public offering, and ending on March 31, 2008 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Toronto Stock Exchange Small Cap Index and the Toronto Stock Exchange Information Tech Index during such period.

The graph assumes that $100 was invested on November 10, 2006 in Hostopia common stock, the TSX Small Cap Index and the TSX Information Tech Index and assumes reinvestment of any dividends. We have not paid any dividends on Hostopia common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

	11/11/2006	3/31/2007	3/31/2008
Hostopia.com Inc.	100	100	82
TSX Small Cap Index	100	111	102
TSX Information Tech Index	100	113	110

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

Recent Sales of Unregistered Securities

None

Recent Purchases of Equity Securities

None.

Use of Proceeds from Sale of Registered Shares

On November 3, 2006, our registration statement on Form S-1 (Registration No. 333-135533), registering 4,200,000 shares of Hostopia common stock, $0.0001 par value, for sale by us was declared effective by the Securities and Exchange Commission. The net proceeds from the initial offering of $18.9 million and the underwriters’ over-allotment option of $3.1 million were initially invested in a money market fund that invests in high quality money market instruments. To March 31, 2008 we had used an estimated $6.5 million of the total net proceeds of $22.0 million to purchase property, equipment, intellectual property and customer contracts/lists.

Item 6.      Selected Financial Data.

The following selected financial data for the fiscal years ended March 31, 2008, 2007, 2006, 2005and 2004 are derived from our financial statements which have been audited by KPMG, LLP our independent registered public accounting firms. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2008(2)	2007(2)	2006	2005(3)	2004
	(in thousands of dollars, except per share data)
Summary of Operations Data
Revenues
Webhosting and applications services	$26,511	$21,624	$17,295	$13,351	$8,269
Other services	1,267	846	662	953	621
Total revenues	27,778	22,470	17,957	14,304	8,890
Cost of revenues	3,620	2,920	2,003	2,343	1,826
Gross profit	24,158	19,550	15,954	11,962	7,064
Operating expenses
Sales and marketing	5,957	4,776	3,899	3,012	2,269
Research and development	3,840	3,070	2,108	2,168	1,380
Professional services	2,074	1,716	1,393	827	585
Customer care	3,868	3,006	2,258	1,518	784
General and administrative	2,718	1,907	1,451	1,150	1,277
Amortization	3,394	2,600	1,796	1,234	891
Total operating expenses	21,851	17,075	12,905	9,909	7,186
Operating income (loss)	2,307	2,475	3,049	2,053	(122)
Interest expense (income), net	(1,161)	(517)	(23)	15	22
Income (loss) before income taxes	3,468	2,992	3,072	2,038	(144)
Income taxes (recovery)	1,260	1,128	1,069	(1,178)	–
Net income (loss)	$ 2,208	$ 1,864	$ 2,003	$ 3,216	$ (144)
Net income (loss) per share(1)
Basic	$0.19	$0.27	$0.47	$0.77	$(0.06)
Diluted	$0.19	$0.23	$0.28	$0.47	$(0.06)

(1)	The per share amounts have been adjusted to reflect the 1-for-5 reverse stock split effective May 18, 2006.
(2)

The Company adopted SFAS No. 123R using the modified prospective transaction method on April 1, 2006 and as such began accounting for share-based compensation under the fair value method (see Note 1 of Notes to Consolidated Financial Statements).

(3)	The Company recorded a tax recovery in fiscal 2005 when it became more likely than not it would be able to utilize its deferred tax assets and accordingly no further valuation allowance was required.

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(in thousands of dollars)
Consolidated Balance Sheet Data
Cash and cash equivalents	$26,200	$27,368	$ 3,038	$ 1,897	$ 1,420
Working capital (1)	28,138	26,658	2,731	1,491	439
Total assets	38,778	34,957	10,282	6,920	4,069
Deferred web hosting revenue	836	983	923	589	474
Series A redeemable convertible preferred shares	–	–	5,170	5,056	4,943
Retained earnings (deficit)	2,883	675	(1,189)	(3,192)	(6,408)
Total shareholders’ equity (deficit)	$36,369	$31,903	$ 2,342	$ 433	$(2,694)
(1)	Working capital is a financial metric which represents the amount of day-to-day operating liquidity available to a business. It is calculated by deducting current liabilities from current assets.

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

Overview

Hostopia is a provider of Web services that enable small and medium- sized businesses to establish and maintain an Internet presence. We believe we are a leading provider of such Web services based on the number and size of our customers, the number of end-user web sites that we support, the quality of our Web services, and our reputation. Our customers in the United States, Canada and the United Kingdom, which include telecommunication carriers, cable companies, Internet service providers, domain registrars and web hosting service providers furnished us with approximately 309,000 end-users as of March 31, 2008. These communication services providers purchase our Web services on a wholesale basis and resell these services under their own brands to small and medium- sized businesses. We refer to small and medium- sized businesses which use our Web services as “end-users” or “end-user businesses”. In addition we sell our Web services to small Web hosting resellers and directly to end-users. Our Web services include website creation and maintenance applications, managed e-mail with virus and spam protection, e-commerce application services, customer communications and website promotion applications, and website hosting and data transfer. Revenue derived from our Web services is recorded as web hosting and application revenue in our financial statements.

Proposed Merger

On June 19, 2008, Hostopia.com and Deluxe Corporation (NYSE:DLX) announced they had signed a definitive merger agreement, unanimously approved by the boards of both companies, pursuant to which Hostopia would become a wholly-owned subsidiary of Deluxe. If the merger is completed, holders of Hostopia common stock will receive CDN$10.55 in cash for each outstanding Hostopia common share. The transaction is valued at approximately CDN$124 million. The consummation of the merger agreement is subject to the approval by Hostopia shareholders and certain other customary conditions and is expected to close in late July or August. In respect of the merger Hostopia will be filing a Notice of Special Meeting and Information Circular with the relevant securities commission in Canada and the United States. The Information Circular will be made available to stockholders by mail and will also be available on the SEC website and at www.sedar.com. Before making any voting decision with respect to the proposed transaction the stockholders are urged to read the Information Circular and as well as other relevant materials filed with the relevant securities commissions by the Company because they contain important information about the proposed transaction.

Our revenues are primarily derived from the sale of Web services to our customers who in turn resell them to their end-user businesses. Over the past five fiscal years, our revenue growth has been primarily driven by increasing the number of our customers and their respective end-users who purchase our Web services on a recurring subscription basis. Between March 31, 2003 and March 31, 2008, our end-users grew from 65,200 to approximately 309,000, a compound average growth rate of 36.5%. During the same period our revenues increased from approximately $5.5 million to approximately

$27.8 million, a compound average growth rate of 38.0%. During the year ended March 31, 2008 our end-user base grew by approximately 49,000 or 18.8% while our revenue grew by $5.3 million or 23.5%.

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

To support the acquisition of new customers we have 8 sales personnel focused on acquiring new business in Canada, the U.S. and now the U.K. To assist them in their sales efforts, and to potentially increase our revenue per end-user, we continue to invest in developing new software for end-users. We have 16 technical professionals currently involved in product development.

When we acquire a new customer, we must migrate their end-users to our platform effectively and efficiently. This essential function is carried out by our Professional Services team presently consisting of 21 personnel.

We also recognize the need for prompt and professional service to our end-users to maintain and grow our end-user count. Accordingly we employ a customer care staff of approximately 77customer care professionals to deal promptly 24 hours a day with any questions our end-users have in respect of our service. To provide our end-users, who are often smaller businesses, with an easy method of establishing a Web presence, we have developed and continue to develop easily self-customized website templates. We currently have over 5,000 templates in our library, the majority of which were developed in the past two years.

In fiscal 2008, we continued to build the capability to provide our end-users with turnkey customized websites with a higher degree of functionality under the trade name Website Experts. As of March 31, 2008, Website Experts had developed a selling relationship with some of our larger customers that we expect to result in revenue growth from website design over the next several years. We also believe the ability to provide economic website design will prove to be a compelling feature of our services as we prospect for new customers.

In May 2007, we acquired the wireless syncing technology of Nexthaus, Inc., headquartered in North Carolina in an all cash transaction of $950,000 plus performance incentives and earn outs of up to $200,000, plus 15% of revenues from the acquired assets for 3 years.. This technology facilitates easy and efficient syncing of calendars and tasks from a mobile phone such as a Blackberry®.

In August 2007, we entered into a patent licensing agreement with j2 Global Communications, Inc. Under the agreement we received a non-exclusive worldwide license to j2 Global’s digital fax patent portfolio in exchange for an upfront payment plus ongoing quarterly royalty payments. The patent license agreement has a 10 year term, which may be renewed thereafter. We believe this agreement will allow us to successfully market a fax-to-email services to our significant communication service provider customer base. A number of our customers are testing our fax-to-mail service. We expect to launch our fax-to-email service to all our customers on July 1, 2008.

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

Revenue Recognition

Web hosting and applications services

We recognize revenue derived from Web hosting and applications services on a monthly basis as services are performed. The majority of our revenue is derived from our customers that are invoiced the first day of the month during which our Web services will be provided to them. Set-up fees received in advance from our customers are deferred and recognized as revenue on a straight-line basis over the term of the underlying service contract commencing with the delivery of service.

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

Accounting for Stock Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (SFAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payments made to employees and directors based on the estimated fair value of the grant on the grant date. Prior to the adoption of SFAS No. 123R, we had elected to apply the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 in respect of all option grants to employees or directors. Accordingly, with the exception of stock option awards made to consultants, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Compensation expense for stock options issued to employees was measured as the excess, if any, of the estimated fair value of Hostopia common stock at the date of grant over the stock option exercise price. As all stock options granted to employees were made with an exercise price equal to the estimated fair value of Hostopia common stock no compensation expense for employee stock options was recognized.

We have adopted SFAS No. 123R using the modified prospective transition method. Under this method prior periods are not revised; however, starting in fiscal 2007 new grants and modified grants of stock options are accounted for in accordance with the fair value method under SFAS No. 123R and awards granted in earlier fiscal years that had not vested at March 31, 2006 are accounted for in accordance with the fair value model of SFAS No. 123. Accordingly, under the modified prospective transition method we recognized stock-based compensation expense that we previously reported only in our pro-forma disclosure.

Stock-based compensation expense recognized in our Consolidated Statement of Operations for fiscal years 2008 and 2007 includes compensation expense for share-based awards granted prior to, but not yet vested as of March 31, 2006, as well as compensation expense for the share-based payment awards granted subsequent to March 31, 2006. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of the option grant, net of expected forfeitures, is then recognized as compensation expense using the straight-line amortization method over the graded vesting period of the options, which is generally three years. In subsequent periods, if actual forfeitures differ from our estimates the calculation of compensation expense will be adjusted to reflect the actual forfeiture experience.

Also, as now required under SFAS No. 123R, any excess income tax benefit booked when an option is exercised will be reported as a financing cash flow rather than an operating cash flow in our Condensed Consolidated Statement of Cash Flows.

See Note 9 in the Consolidated Financial Statements in this Annual Report on Form 10-K for further information regarding our stock-based compensation plans

Accounting for Goodwill, Intangible Assets and Property and Equipment

Since our inception we have fully allocated the purchase price of acquisitions to intangible assets. Other intangible assets including website templates and electronic images are amortized using the straight-line method over their estimated useful life, which has typically been three years. We test for the impairment of intangible assets annually, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. Similarly, we annually review the condition and revenue generating potential of our property and equipment to determine whether our amortization policies are satisfactory in the circumstances.

Accounting for Income Taxes

We provide for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in the opinion of management is more likely than not to be realized. We consider factors, such as the reversal of deferred income tax liabilities, projected future taxable income, the character of the income tax asset, tax planning strategies and other factors in the determination of the valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the year that includes the enactment date. As of March 31, 2008, we did not have any net operating losses or other tax attributes subject to valuation allowances.

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB statement No. 109” (“FIN 48”). We adopted the provisions of FIN 48 effective April 1, 2007. Under FIN 48, we recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities. The amount to be recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. For tax positions that are not more likely than not to be sustained upon audit, we will not recognize any portion of the benefit in its consolidated financial statements. A liability will be recognized by the Company for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. We will also disclose the amount of any uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months.

Upon adoption of FIN 48, we had no unrecognized tax benefits or liabilities and no liability in respect of either penalties or interest. Interest or penalties in respect of income taxes, if any, subsequently recognized will be recognized as an income tax expense. There is significant judgment used in determining the likelihood of the Company’s tax positions being sustained upon audit. In future periods, we will adjust any unrecognized tax benefits, as well as the related interest and penalties, in light of changing facts and circumstances. In future periods, favorable resolutions of uncertain tax positions will be recognized as a reduction to its effective income tax rate while any unfavorable resolutions, in excess of the amount of any unrecognized tax benefit, will result in an increase in income tax expense and higher effective tax rate.

Results of Operations

The following table presents our selected consolidated statement of operations data expressed as a percentage of our total revenue for the periods indicated:

	Year Ended March 31,
	2008	2007	2006
Revenues
Web hosting and application services	95%	96%	96%
Other services	5	4	4
Total revenues	100	100	100
Cost of revenues
Web hosting and application services	12	11	10
Other service	1	2	1
Total cost of revenues	13	13	11
Gross profit	87	87	89
Operating expenses
Sales and marketing	21	21	22
Research and development	14	14	12
Professional services	8	8	8
Customer care	14	13	12
General and administrative	10	8	8
Amortization of property and equipment, other assets and customer list	12	12	10
Total operating expenses	79	76	72
Operating income	8	11	17
Interest income, net	4	2	-
Income before income taxes	12	13	17
Income taxes	4	5	6
Net income	8%	8%	11%

Comparison of fiscal years ended March 31, 2008 and 2007

Revenues

	Year Ended March 31,
	2008	2007
Revenues
Web hosting and applications services	$ 26,511,461	$ 21,624,337
Other services	1,266,987	845,327
Total revenue	$ 27,778,448	$ 22,469,664
End-users at end of period	309,000	260,000
Increase in end-users over comparable prior period – percent	18.9%
Increase in revenue over prior year	$ 5,308,784
Increase in revenue over prior year - percent	23.6%

Total revenues increased by $5.3 million or 23.6% to $27.8 million in fiscal 2008 from $22.5 million in fiscal 2007. U.S. revenues increased by 11.5% to $13.7 million. Canadian revenues rose by 27.7% to $12.5 million while U.K. revenue rose to $1.5 million.

During fiscal 2008, the average value of the Canadian dollar appreciated by 10.3% against the U.S. dollar. If this appreciation had not occurred our revenue would have increased by $4.1 million or 18.4%.

Web hosting and application services revenue increased by $4.9 million or 23% to $26.5 million. Our revenue growth was due primarily to a 19% increase in end-users year over year and in part due to the increase in the value of the Canadian dollar. We had approximately 309,000 end-users on our system as of March 31, 2008. New customers added approximately net 46,000 end-users, representing an 18% increase over the number of end-users at the beginning of the year.

Our customer base in place at March 31, 2007 added approximately net 3,000 end-users during fiscal 2008, representing a 1% increase in the number of end-users year over year.

We currently believe we can continue to grow our revenue from existing customers as more and. more small and medium- size business, who are currently clients of our customers, establish websites. In addition we believe our business model and marketing efforts will, as they have in the past, result in us acquiring new small, medium and large customers. This combination of growth from existing customers, acquisitions of smaller website businesses and growth in our customer base is expected to allow as to grow revenues at a rate of between 20 to 24% in fiscal 2009.

Other service revenue, including domain name registration and professional services revenue, increased by $422,000 or 50% to $1.3 million from $845,000. The increase reflects a combination of revenue generated by our Website Experts division and the contribution from our acquisition of Nexthaus in May 2007. Domain name revenue declined modestly due to aggressive pricing.

Cost of Revenues

	Year Ended March 31,
	2008	2007
Cost of Revenues
Web hosting and applications services	$ 3,304,899	$ 2,563,605
Other services	315,451	356,636
Total revenue	$ 3,620,350	$ 2,920,241
Percent of revenues	13.0%	13.0%
Increase over prior year	$ 700,109
Increase over prior year – percent	24.0%

Total cost of revenues increased by $700,000 or 24% to $3.6 million in fiscal 2008 from $2.9 million in fiscal 2007.

Cost of Web hosting and application services revenues increased by $741,000 or 29% to $3.3 million in fiscal 2008 from $2.6 million in fiscal 2007. These expenses include bandwidth expense, data center costs, software license fees, hardware maintenance fees, referral payments and credit card collection fees. Bandwidth and data center costs increased by approximately $272,000 or 20% due in large part to our 19% increase in end-users as well as additional bandwidth and leased data center space acquired in anticipation of additional growth from acquired business. We did benefit from the favorable resolution of a bandwidth expense adjustment of $112,000 in the final quarter, of which $40,000 related to this fiscal year and the balance to the previous fiscal year. Software licenses fees, hardware maintenance fees and referral payments increased by approximately $465,000 or 52% due to a combination of increased software and hardware maintenance and increased referral payments due to increased revenue. Credit card collection fees increased by approximately $4,000.

We currently believe that our cost of Web hosting and application services revenue will increase in fiscal 2009 compared to fiscal 2008 in line with the expected expansion of our bandwidth requirements and storage facilities to accommodate our anticipated customer growth. We are not anticipating any significant price change in these costs and accordingly expect these costs will remain in a range of between 13% and 14% of revenues.

Cost of other services revenues declined in fiscal 2008 by 12% to $315,000 from $357,000. Other services expense includes the purchase of domain name rights that we resell to end-users. Other services expense decreased as a percentage of domain name revenue due to a change in product mix and the increase in value of the Canadian dollar.

We currently believe the cost of other services revenues will increase in absolute dollar terms in line with increases in other services revenues in 2008 and will continue to be in a range between 1% and 2% of revenues.

Operating Expenses

Total operating expenses increased by 28% to $21.9 million in fiscal 2008 compared to $17.1 million in fiscal 2007. Total operating expenses were 78.7% of total revenues in 2008 compared to 76.0% in 2007.

The 1.7% increase in operating expenses as a percentage of revenue was primarily due to a combination of factors including:

•	Increased personnel to handle our business growth,

•	Increased sales commissions related to new revenue generated during the year
•	Higher customer care costs incurred during the transition to our Miramichi call center
•	Higher amortization expenses related to the acquisition of licensed technology and customer lists,
•	Increased R&D expenses related to the development of new web services including SyncSuite® and Fax to Email, and
•	Increased public company expenses in our first full year as a public company.

Sales and Marketing

	Year Ended March 31,
	2008	2007
Sales and marketing	$ 5,956,610	$ 4,776,483
Percent of revenues	21.4%	21.3%
Increase over prior year	$ 1,180,127
Increase over prior year – percent	24.7%

Sales and marketing expenses increased by 25% in fiscal 2008 to $6.0 million from $4.8 million in fiscal 2007. Salaries, wages and benefits including stock option benefits increased by $799,000 or 25%. Personnel count remained constant year over year. Wage increases and higher variable commission expense related to contracts signed in fiscal 2007 accounted for the increase. Trade show expenses increased by $96,000 or 27% while we continued to reduce the advertising portion of our marketing effort with a $74,000 or 88% reduction as we continue to emphasize direct customer contact. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $359,000 or 33% due to increased travel and communications. We believe a significant portion of our sales and marketing expenses to be investments in building recurring revenue that will have a greater effect on future years’ revenue than the current year.

We currently believe that sales and marketing expense will increase in absolute dollars in fiscal 2009 compared to 2008, as we continue to grow and expand our customer base and revenues. As a percentage of revenues, sales and marketing expense is expected to decline modestly from fiscal 2008 as the fixed costs related to certain marketing and sales costs are absorbed over a larger revenue base.

Research and Development

	Year Ended March 31,
	2008	2007
Research and development	$ 3,840,198	$ 3,069,528
Percent of revenues	13.8%	13.7%
Increase over prior year	$ 770,670
Increase over prior year – percent	25.1%

Research and development expenses increased by $771,000 or 25% to $3.8 million in fiscal 2008 from $3.1 million in fiscal 2007. Employee compensation including stock based compensation, increased by $643,000 or 27% compared to 2007. Personnel count decreased by 15% as lower cost employees were replaced with higher wage personnel. A significant portion of the wage increase is related to the Nexthaus operation that we acquired in May 2007. We added 3 professionals associated with that business to our development team. Allocated expenses including rent, office, hardware, telecommunications, travel and contracted expenses in Ukraine increased by $128,000 or 17% due to the increase in personnel. Our research and development expense was reduced by the receipt of $60,000 of refundable tax credits from Ontario in the fourth quarter of fiscal 2008.

We currently expect that research and development expenses will increase in absolute dollars in fiscal 2009 compared to fiscal 2008, as we believe continued investment in product development, particularly our wireless syncing technology associated with the Nexthaus acquisition and our Fax to Email development, is required to remain competitive and to develop applications that can maintain or increase our average revenue per customer. As a percentage of revenues, research and development is expected to modestly decline in fiscal 2009 from the 14% in fiscal 2008.

Professional Services

	Year Ended March 31,
	2008	2007
Professional services	$ 2,073,850	$ 1,715,568
Percent of revenues	7.5%	7.6%
Increase over prior year	$ 358,282
Increase over prior year – percent	20.9%

Professional services expenses increased by $358,000 or 21% to $2.1 million in fiscal 2008 from $1.7 million in fiscal 2007. Compensation, including stock option benefits increased by $143,000 or 14% compared to fiscal 2007. Our personnel count in this function remained stable while wage increases contributed to the increase. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $215,000 or 32% due to the increase in end-users migrated to our system.

We currently believe that professional services expenses will increase in absolute dollars in fiscal 2009 compared to 2008, as we continue to acquire and migrate new customers onto our system. However, we expect that the professional services expense ratio will decline modestly from its 8% of revenues in fiscal 2008 as our revenue base continues to grow.

Customer Care

	Year Ended March 31,
	2008	2007
Customer care	$ 3,867,920	$ 3,005,801
Percent of revenues	13.9%	13.4%
Increase over prior year	$ 862,119
Increase over prior year – percent	28.7%

Customer care expenses increased by 29% to $3.9 million in fiscal 2008 from $3.0 million in fiscal 2007. Compensation expense increased by $654,000 or 28%. Personnel count declined by 6, or 7% year over year although it peaked at a higher level during Q2 and Q3 as we transitioned to the Miramichi call center and the continuing increase in business activity. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $208,000 or 31% due to the increase in end-users migrated to our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

We currently believe that customer care expenses will increase in absolute dollars in fiscal 2009 compared to 2008, as we continue to grow our end user base through existing and new customers. We also expect customer care expenses will grow in line with end-user growth and therefore will remain in the 13% of revenue range now that the Miramichi transition has been completed.

General and Administrative

	Year Ended March 31,
	2008	2007
General and administrative	$ 2,718,303	$ 1,906,903
Percent of revenues	9.8%	8.5%
Increase over prior year	$ 811,400
Increase over prior year – percent	42.6%

General and administrative expenses increased by $811,000 or 31% to $2.7 million in fiscal 2008 from $1.9 million in fiscal 2007. Compensation expense including stock based compensation increased by $86,000 or 7%. The number of administrative personnel remained unchanged year over year. Professional fees increased $121,000 in fiscal 2008 and public company expenses increased by $480,000 both of which were the result of Hostopia being a public company for the entire fiscal year compared to our public company status for approximately five months in fiscal 2007. Bad debt expense increased $49,000 during the year. In fiscal 2008, foreign currency expense increased by $20,000 compared to fiscal 2007. Allocated expenses including rent, office, telecommunications and travel increased by $54,000 or 29 % due to ongoing business growth.

We currently believe that general and administrative expenses will increase in absolute dollar terms in fiscal 2009 compared to 2008 as the continued growth in our business will necessitate some additional personnel to cope with the higher volume of transactions and customers. We also anticipate increases in professional fees related to Sarbanes Oxley Act compliance and higher insurance expenses as well as higher costs, including consulting costs, associated with the implementation of a new accounting software package. Accordingly, while economies of scale will in the longer term offer some modest reduction in the ratio of general and administration expense as a percentage of revenues, it is likely, excluding the costs associated with the proposed merger with Deluxe Corporation. to remain in the 9% - 10% range in fiscal 2009.

Hostopia has incurred and will incur substantial costs in connection with the proposed merger with Deluxe Corporation in its first and second quarter. These costs are primarily associated with professional and financial advisory fees.

Amortization

	Year Ended March 31,
	2008	2007
Amortization	$ 3,394,364	$ 2,600,455
Percent of revenues	12.2%	11.6%
Increase over prior year	$ 793,909
Increase over prior year – percent	30.5%

Amortization expense increased by 31% to $3.4 million in fiscal 2008 from $2.6 million in fiscal 2007. The $794,000 increase was attributable to increased amortization of property and equipment ($275,000), customer lists ($40,000), templates ($118,000) and patents ($361,000).

We currently believe that our amortization expense will increase in absolute dollars in 2009 as we continue to invest in our infrastructure to support a larger end-user base. For example, just prior year end, we signed a definitive agreement to acquire the shared service end-users of Reliant Webhosting Inc. Subsequent to year end we signed two more definitive agreements to acquire the shared service end-users of Luxmovera, LLC and Tucows Inc. These acquisitions will increase the amortization expense of intangible assets in fiscal 2009 by an estimated $1.0 million. Any further acquisitions of complementary businesses would result in additional amortization expense related potentially to both tangible and intangible assets.

Interest income increased to $631,000 in fiscal 2008 from $534,000 in 2007 due to the significant increase in average short-term investments as a result of the net proceeds of approximately $22 million received from our initial public offering in November, 2006. These funds were invested for 12 months in fiscal 2008 compared to approximately 4.5 months in fiscal 2007.

We currently believe interest income will decrease in fiscal 2009 despite our continuing positive cash flow from operations because of a decline in short term interest rates and our investment in long lived assets both tangible and intangible.

Interest expense of $4,206 in fiscal 2008 compares to $16,824 in the prior year and relates to the imputed interest on the non-interest bearing note payable issued on the purchase of a customer’s web hosting business in January 2006. This note payable was fully paid in July 2007.

Income tax expense in fiscal 2008 increased by $132,000 from fiscal 2007 to $1.3 million as higher income before income taxes was offset by a small decrease in the effective tax rate. The 36.3% effective tax rate on fiscal 2008 pre-tax income was 1.4% lower than the 37.7% rate in the previous year.

We currently believe that based on our tax filings for our fiscal 2007 tax year our effective income tax rate of 36.3% in fiscal 2008 is fairly representative of our on-going tax rate in 2009. However, this expectation is subject to changes in the corporate tax rate in the U.S. or a significant expansion of our business outside of North America.

Comparison of fiscal years ended March 31, 2007 and 2006

Revenues

	Year Ended March 31,
	2007	2006
Revenues
Web hosting and applications services	$ 21,624,337	$ 17,295,329
Other services	845,327	661,578
Total revenue	$ 22,469,664	$ 17,956,907
End-users at end of period	260,000	210,000
Increase in end-users over comparable prior period – percent	23.8%
Increase over prior year	$ 4,512,757
Increase over prior year – percent	25.1%

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

Web hosting and application services revenue increased by $4.3 million or 25% to $21.6 million. Our revenue growth was due primarily to a 24% increase in end-users year over year. We had approximately 260,000 end-users on our system as of March 31, 2007. The end-user growth was due to a combination of new customers added in fiscal 2007 and increase in the end-users of our existing customer base. New customers added approximately 25,000 end-users, representing a 12% increase over the number of end-users at the beginning of the year. Our customer base in place at March 31, 2006 added approximately 25,000 end-users during fiscal 2007, representing a 12% increase in the number of end-users year over year.

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

Professional Services

	Year Ended March 31,
	2007	2006
Professional services	$ 1,715,568	$ 1,393,215
Percent of revenues	7.6%	7.8%
Increase over prior year	$ 322,352
Increase over prior year – percent	23.1%

Professional services expenses increased by $322,000 or 23% to $1.7 million in fiscal 2007 from $1.4 million in fiscal 2006. Compensation, including stock option benefits increased by $114,000 or 12% compared to the prior year’s comparable quarter. A personnel count increase of 5 % and wage increases contributed to the increase. Employee compensation also increased by $19,000 as we began expensing share-based compensation under SFAS No. 123R. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $208,000 or 46% due to the increase in end-users migrated to our system.

Customer Care

	Year Ended March 31,
	2007	2006
Customer care	$ 3,005,801	$ 2,258,511
Percent of revenues	13.4%	12.6%
Increase over prior year	$ 747,290
Increase over prior year – percent	33.1%

Customer care expenses increased by 33% to $3.0 million in fiscal 2007 from $2.3 million in fiscal 2006. Compensation expense increased by $467,000 or 25%. Personnel count increased by 20 or 32% to support the increase in our end-users and prepare for anticipated increases in end-users from new customers that have not yet been migrated onto our platform. Employee compensation also increased by $18,000 this year as we began expensing share-based compensation under SFAS No. 123R. Allocated expenses including rent, office, telecommunications, travel and contracted expenses in Ukraine increased by $281,000 or 70% due to the increase in end-users migrated to our system and a related increase in the number of contractors in Ukraine that assist in handling our written and live chat technical support.

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

Liquidity and Capital Resources

As of March 31, 2008, we had $26.2 million of cash and cash equivalents and $28.1 million in working capital, as compared to $27.4 million of cash and cash equivalents and $26.6 million in working capital as of March 31, 2007. Our primary source of liquidity is currently cash and cash equivalents while our cash flow from operations is expected to provide an on-going source of funding.

At March 31, 2008, we had a total of $23.6 million invested in two AAA rated money market funds. Approximately $15.5 million was invested is in a money market fund with that had an approximate 0.5% exposure to structured investment vehicles (“SIVs”).The remaining $8.1million was invested in a fund that had no exposure to SIVs. While these funds are AAA rated as these funds are not insured by the FDIC or any other agency they accordingly involve investment risk, including the possible loss of principal amount invested.

Net cash provided by operations in fiscal 2008 decreased to $2.8 million from $4.6 million in 2007. Net income and items which do not involve cash increased by $1.2 million compared to fiscal 2007 primarily as a result of $339,000 higher net income and $800,000 higher amortization expense. However changes in operating assets and liabilities used $2.2 million of cash in fiscal 2008 compared to providing $641,000 of cash in fiscal 2007. This year over year change was primarily the result of a significant increase in accounts receivable and increased tax payments/installments in both Canada and the United States in fiscal 2008. We currently expect cash flows from operations to continue to grow in fiscal 2009 as our business continues its profitable growth trend.

Net cash provided by financing activities was $1.5 million in fiscal 2008 as we received $1.5 million from employees who exercised their stock options. The $369,000 payment in respect of our long term liability related to an acquisition made in January 2006 was largely offset by the excess tax benefit booked in respect of employee stock options exercised in fiscal 2008. Other than a modest amount of cash we expect to receive from the exercise of employee stock options, we do not believe that financing activities will be a significant source or use of cash in fiscal 2009.

Net cash used in investing activities in fiscal 2008 was $5.6 million compared to $2.4 million in 2007. In fiscal 2008, we purchased $3.3 million of capital assets including approximately $616,000 for a building, furniture and fixtures and equipment to establish a customer care center in Miramichi, New Brunswick. We also invested $2.3 million on licensing of patents and purchasing web design templates and customer lists. We intend to continue investing to maintain and expand our physical and intellectual infrastructure. Accordingly, we anticipate our use of cash for property, equipment and website templates will exceed $3.0 million in fiscal 2009. This amount could increase significantly if we locate an appropriate acquisition candidate or candidates.

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

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2008:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$ 1,691	$ 764	$ 927	$ –	$ –
Bandwidth and data center purchase obligations	4,251	1,600	2,651	–	–
Patent and License obligations	635	96	228	169	142
Other purchase obligations	59	30	29	–	–
Total	$ 6,636	$ 2,490	$ 3,835	$ 169	$ 142
(1)	Our operating lease obligations consist of commitments under office space leases.

The commitment amounts set out in the preceding table are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used; fixed minimum or variable price provisions; and the approximate timing of the expenditures. Obligations under contract that we can cancel without a significant penalty are not included in the preceding table. During the course of the next fiscal year we expect to negotiate renewals for bandwidth and data center utilization that could result in higher operating expenses than the amounts implied in the preceding table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

The operating results and cash flows that we generate through our revenue activities are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the relationship of the Canadian dollar to the U.S. dollar and to a significantly lesser extent U.K. pounds. We have not entered into any hedging arrangements but we review our currency exposure periodically to ensure that our revenues in non-U.S. currencies are reasonably matched by expenses in those currencies. In fiscal 2008 revenue from customers outside the United States were approximately $12.5 million in Canada and $1.5 million in the U.K. Accordingly, in fiscal 2008, a 5% decrease in the average Canadian dollar and U.K. pound exchange rate would have resulted in a $625.000 and $75,000 decrease in revenues respectively. In fiscal 2008, the average value of the Canadian dollar was $0.9688, a 10.3% increase over its value in our fiscal 2007. In fiscal 2008, the average value of a U.K. pound was $2.0084, a 6.0% increase over its value in our fiscal 2007.

Interest Rate Sensitivity

We had investments in short term bank deposits, bank certificates of deposit and money market funds amounting to $24.4 million at March 31, 2008. We currently do not have any interest bearing debt obligations. Due to the short term nature of our investments, we believe that we do not have any material exposure to changes in the fair value of our short term investments as a result of changes in interest rates. However, we estimate, based on the level of short term interest bearing investments at March 31, 2008, that on an annualized basis a 1% fluctuation in short term interest rates would raise or lower our net income by approximately $0.01 per share.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Hostopia.com Inc.	Page
Report of Independent Registered Public Accountants	44
Consolidated Balance Sheets as at March 31, 2008 and 2007	45
Consolidated Statements of Operations for the years ended March 31, 2008, 2007, and 2006	46
Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2008, 2007 and 2006	47
Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006	48
Notes to Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hostopia.com Inc.

We have audited the accompanying consolidated balance sheets of Hostopia.com Inc. as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hostopia.com Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(l) to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes as of April 1, 2007.

(signed) KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Ontario

June 24, 2008

HOSTOPIA.COM INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

March 31,	2008	2007
Assets
Current assets:
Cash and cash equivalents	$26,199,954	$27,367,667
Trade accounts receivable, net of allowance for doubtful accounts of $211,410 (2007 - $114,755)	2,574,356	1,320,422
Deferred tax assets (note 7)	140,000	117,000
Prepaid expense	397,807	377,242
Income taxes recoverable	1,072,257
Total current assets	30,384,374	29,182,331
Property and equipment, net of accumulated amortization of $7,287,593 (2007- $5,163,911) (note 3)	4,102,484	2,922,677
Intangible assets, net of accumulated amortization of $2,815,900 (2007 - $1,594,348) (note 4)	2,700,861	1,690,284
Deferred tax assets (note 7)	1,526,000	1,101,000
Other assets	63,972	60,997
Total assets	$38,777,691	$34,957,289
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$452,376	$380,040
Accrued liabilities	854,871	705,229
Payroll and other taxes payable	22,496	34,956
Income taxes payable	–	269,020
Current portion of deferred lease inducements (note 11)	79,900	79,900
Deferred revenue	836,254	983,299
Current portion of long-term liabilities (note 2 (d))	–	72,000
Total current liabilities	2,245,897	2,524,444
Deferred lease inducements (note 11)	163,157	237,035
Long-term liabilities (note 2 (d))	–	292,957
Total liabilities	2,409,054	3,054,436

Stockholders’ equity:
Capital stock (note 8):
Authorized: 30,000,000 common shares, par value $0.0001
Issued and outstanding: 11,636,631 (2007:11,097,251) common shares	217,122	217,069
Additional paid-in capital	33,312,757	31,054,703
Accumulated other comprehensive loss	(43,881)	(43,881)
Retained earnings	2,882,639	674,962
Total stockholders’ equity	36,368,637	31,902,853
Commitments, contingencies and guarantees (note 12)
Subsequent events (note 14)
Total liabilities and stockholders’ equity	$38,777,691	$34,957,289

See accompanying notes to consolidated financial statements.

HOSTOPIA.COM INC.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

Year Ended March 31,	2008	2007	2006
Revenues:
Web hosting and applications services	$26,511,461	$21,624,337	$17,295,329
Other services	1,266,987	845,327	661,578
Total revenues	27,778,448	22,469,664	17,956,907
Cost of revenues:
Web hosting and application services	3,304,899	2,563,605	1,756,263
Other services	315,451	356,636	246,353
Total cost of revenues	3,620,350	2,920,241	2,002,616
Gross Profit	24,158,098	19,549,423	15,954,291
Expenses:
Sales and marketing(1)	5,956,610	4,776,483	3,898,904
Research and development(1)	3,840,198	3,069,528	2,107,626
Professional services(1)	2,073,850	1,715,568	1,393,215
Customer care(1)	3,867,920	3,005,801	2,258,511
General and administrative(1)	2,718,303	1,906,903	1,451,251
Amortization of intangible assets	1,270,682	752,076	332,242
Amortization of property and equipment	2,123,682	1,848,379	1,463,490
	21,851,245	17,074,738	12,905,239
Operating income	2,306,853	2,474,685	3,049,052
Interest income	1,165,030	534,027	27,566
Interest expense	(4,206)	(16,824)	(4,566)
Income before income taxes	3,467,677	2,991,888	3,072,052
Income taxes (recovery) (note 7):
Current	1,708,000	1,632,000	455,000
Deferred	(448,000)	(504,000)	614,000
	1,260,000	1,128,000	1,069,000
Net income and comprehensive income	$2,207,677	$1,863,888	$2,003,052
Net income per share (note 10):
Basic	$0.19	$0.27	$0.47
Diluted	0.19	0.23	0.28
Weighted average number of common shares outstanding:
Basic	11,510,957	6,714,560	4,032,336
Diluted	11,605,476	8,237,754	6,683,836
(1) Stock-based compensation is included in operating expenses as follows:
Sales and marketing	$125,507	$129,042	$19,956
Research and development	138,975	21,095	–
Professional services	16,147	18,713	–
Customer care	19,524	17,530	–
General and administrative	86,430	17,778	–
	$386,583	$204,158	$19,956

See accompanying notes to consolidated financial statements.

HOSTOPIA.COM INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in U.S. dollars)

	Capital Stock		Additional paid-in capital	Deferred stock- based compen- sation	Accumulated other comprehen-sive loss	Retained Earnings (Deficit)	Total Stockholders’ equity
	Number	Amount
Balance, March 31, 2005	4,032,336	$216,362	$ 3,499,131	$(46,135)	$(43,881)	$(3,191,978)	$ 433,499
Amortization of stock-based compensation	–	–	–	19,956	–	–	19,956
Present value of future dividends on preferred shares (note 8)	–	–	(114,792)	–	–	–	(114,792)
Net income	–	–	–	–	–	2,003,052	2,003,052

Balance, March 31, 2006	4,032,336	216,362	3,384,339	(26,179)	(43,881)	(1,188,926)	2,341,715
Stock-based compensation adjustment SFAS No. 123R	–	–	(26,179)	26,179	–	–	–
Amortization of stock-based compensation	–	–	204,158	–	–	–	204,158
Present value of future dividends on preferred shares (note 8)	–	–	(71,034)	–	–	–	(71,034)
Issuance of common shares on exercise of options	47,257	5	130,490	–	–	–	130,495
Issuance of common shares on exercise of warrants	60,000	6	191,994	–	–	–	192,000
Issuance of common shares pursuant to Initial Public Offering	4,830,000	483	21,951,035	–	–	–	21,951,518
Excess tax benefits from stock-based compensation	–	–	48,631	–	–	–	48,631
Conversion of preferred shares	2,127,658	213	5,241,269	–	–	–	5,241,482
Net income	–	–	–	–	–	1,863,888	1,863,888
Balance, March 31, 2007	11,097,251	$217,069	$31,054,703	–	$(43,881)	$674,962	$31,902,853
Amortization of stock-based compensation	–	–	386,583	–	–	–	386,583
Issuance of common shares on exercise of options	539,380	53	1,486,613	–	–	–	1,486,666
Excess tax benefits from stock-based compensation	–	–	350,000	–	–	–	350,000
Adjustment of share issuance costs	–	–	34,858	–	–	–	34,858
Net income	–	–	–	–	–	2,207,677	2,207,677
Balance, March 31, 2008	11,636,631	$217,122	$33,312,757	–	$(43,881)	$2,882,639	$36,368,637

See accompanying notes to consolidated financial statements.

HOSTOPIA.COM INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

Year Ended March 31,	2008	2007	2006
Operating activities:
Net income	$2,207,677	$1,863,888	$2,003,052
Items which do not involve cash:
Amortization	3,394,364	2,600,455	1,795,732
Stock-based compensation	386,583	204,158	19,956
Excess tax benefits from stock-based compensation	(350,000)	(48,631)	–
Non-cash interest	4,206	16,824	–
Deferred income taxes	(448,000)	(654,000)	614,000
Deferred lease inducements	(73,878)	(61,503)	63,492
Change in operating assets and liabilities:
Trade accounts receivable	(1,190,913)	254,034	(1,098,741)
Prepaid expenses	(1,047)	(106,979)	(17,821)
Other assets	–	–	(36,542)
Accounts payable	38,066	105,093	(17,259)
Accrued liabilities	88,238	192,322	108,412
Payroll taxes and other taxes payable	(17,894)	6,638	(10,535)
Income taxes payable	(991,277)	162,651	155,000
Deferred revenue	(208,871)	57,365	78,163
Net cash provided by operating activities	2,837,254	4,592,315	3,656,909
Financing activities:
Proceeds from exercise of stock options	1,486,666	130,495	–
Proceeds from exercise of warrants	–	192,000	–
Stock issuance on initial public offering, net of costs	34,858	21,951,518	–
Repayment of long-term liabilities	(369,163)	(155,506)	(38,864)
Excess tax benefits from stock-based compensation	350,000	48,631	–
Net cash from (used in) financing activities	1,502,361	22,167,138	(38,864)
Investing activities:
Acquisition of property and equipment	(3,303,489)	(1,597,341)	(2,080,937)
Acquisition of customer lists (note 2)	(809,608)	–	(151,400)
Acquisition of intellectual property (note 2 and 6)	(1,471,651)	(833,755)	(240,454)
Net cash used in investing activities	(5,584,748)	(2,431,096)	(2,472,791)
Effect of currency translation on cash balances	77,420	1,093	(4,267)
Increase in cash and cash equivalents	(1,167,713)	24,329,450	1,140,987
Cash and cash equivalents, beginning of year	27,367,667	3,038,217	1,897,230
Cash and cash equivalents, end of year	$26,199,954	$27,367,667	$3,038,217
Supplemental cash flow information:
Interest paid	$4,206	$16,824	$4,566
Income taxes paid	2,835,712	1,619,350	300,000

See accompanying notes to consolidated financial statements.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

Hostopia.com Inc. (the “Company”) was incorporated in the State of Delaware and has developed application software for web hosting and applications services, e-mail and e-commerce that is marketed to users via the Internet.

1.	Significant accounting policies:
(a)	Basis of presentation:

These consolidated financial statements include the accounts of the Company and its subsidiaries, BlueGenesis.com Corp., Internet Names for Business Inc. and Nexthaus Corporation, which are wholly owned. All intercompany accounts and transactions and balances have been eliminated.

These consolidated financial statements are stated in U.S. dollars. They have been prepared in accordance with accounting principles generally accepted in the United States of America.

(b)	Revenue recognition:

The Company’s revenue is derived from web hosting and applications services, Internet private label domain name registration and other services.

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

Other services revenue consists of registration fees and other service income including professional services, revenue from template licensing and other services that is not expected to recur on a monthly basis.

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

Property and equipment are recorded at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the following estimated useful lives:

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2008 and 2006

1.	Significant accounting policies (continued):

Computer hardware and software	3 years
Furniture and fixtures	3 - 5 years
Buildings	20 years
Leasehold improvements	lesser of lease term or estimated useful life
(f)	Intangible assets:

Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives as follows:

Customer lists, customer relationships and in-place contracts	3 - 5 years
Intellectual property	3 years
Patents and licenses	3 - 5 years
(g)	Impairment of long-lived assets:

Long-lived assets, including property and equipment and intangible assets with finite lives, are amortized over their useful lives. The Company periodically reviews the useful lives and the carrying values of its long-lived assets for continued appropriateness. The Company performs an impairment assessment of long-lived assets held for use whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows from the use and eventual disposition of the asset group is less than its carrying amount, it is considered to be impaired. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds its fair value, which is estimated as the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.

(h)	Lease inducements:

Lease inducements are deferred and amortized against rent expense on a straight-line basis over the term of the applicable lease.

(i)	Functional currency:

The U.S. dollar is the functional currency of the Company and of its subsidiaries as the majority of their revenues and non -wage expenditures are denominated in U.S. dollars. Exchange gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in the result of operations in the year in which they are incurred.

(j)	Research and development costs:

Costs related to research, design and development of software products are charged to research and development expenses as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established, which generally occurs upon completion of a working model, and ending when a product is available for general release to customers. To date, completing a working model of the Company’s product and the general release of the product have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

1.	Significant accounting policies (continued):
(k)	Share-based payments:

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

Prior to the adoption of SFAS 123R, we had elected to apply the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148. Accordingly, in respect of stock option grants to employees we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Under APB 25, compensation expense for stock options was measured as the excess, if any, of the fair value of Hostopia common stock at the date of grant over the stock option exercise price and therefore, prior to April 1, 2006, we recognized no compensation expense for stock options issued to employees.

The table below sets out the pro forma amounts of net income per share that would have resulted in the year ended March 31, 2006 if the Company had accounted for its employee stock plans under the fair value recognition provisions of Statement 123.

2006

Net income as reported	$2,003,052
Cumulative dividends on redeemable,
convertible preferred shares	(114,792)

Basic and diluted net income	1,888,260
Stock-based compensation expense	(126,506)
Pro forma income	$1,761,754

Net income per share - basic:
As reported	$0.47
Pro forma	0.44
Net income per share - diluted:
As reported	0.28
Pro forma	0.26

Under SFAS No. 123, the estimated fair value of options for the pro forma calculation was determined using the Black-Scholes option pricing model with the following assumptions:

2006

Risk-free rate	2.75% - 3.75%
Expected option life	7 years
Dividend yield	–
Volatility factor	75%
Weighted average grant date fair value of option granted	$ 6.40

The pro forma amount was amortized over the vesting period on a straight line basis.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

1.	Significant accounting policies (continued):

The risk-free interest rate was based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The volatility of stock options was based on an average of historical volatility of a peer group of companies comparable to the Company. The expected life of the Company’s options was based on the contract term as the Company was private and it was expected the options would be held for their contracted term. The dividend yield reflected the fact that the Company has never declared or paid any cash dividends and did not anticipate paying cash dividends in the future. Under SFAS No. 123 no forfeiture rate was estimated. Rather, the expense was adjusted as forfeitures occurred.

We adopted SFAS No. 123R using the modified prospective transition method. Under the modified prospective method stock-based compensation expense recognized in our Consolidated Statement of Operations for fiscal 2008 includes compensation expense for share-based awards granted prior to, but not yet vested, as of March 31, 2006 as well as compensation expense for the share-based payment awards granted subsequent to March 31, 2006.

Under SFAS No. 123R, we estimate the fair value of each stock option grant on the date of grant using the Black-Scholes-Merton option pricing model based on assumptions in respect of: (1) the expected term of the share option, (2) the expected volatility of the stock during the expected term of the share option, (3) the dividend rate during the expected term of the share option, and (4) the risk-free rate during the expected term of the share option. We then recognize share-based compensation by amortizing the aggregate grant date fair values, less estimated forfeitures, over the vesting period on a straight-line basis. As stock-based compensation expense recognized in our Consolidated Statement of Operations for fiscal 2008 is based on awards ultimately expected to vest, the expense has been reduced for estimated forfeitures at the time of grant. We will adjust this estimate up or down to reflect actual forfeitures, and, finally the actual number of awards that vest.

Under SFAS No. 123R the benefit of tax deductions in excess of those previously recognized are recognized as additional paid in capital. Such a benefit is recognized as a financing cash flow in our Consolidated Statement of Cash Flows. Any tax deficiency is first offset against existing additional paid-in capital that resulted from previously realized excess tax benefits, with any remaining deficiency being recognized as a charge to tax expense.

See Note 9 in these Consolidated Financial Statements for further information regarding our stock-based compensation plans.

(l)	Income taxes:

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

Effective April 1, 2007, the Company implemented FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB statement No. 109” (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained, assuming examination by tax authorities. The amount to be recognized is the amount that represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess. Disclosure is also required for those uncertain tax positions where it is reasonably possible that the estimate of the tax benefit will change significantly in the next 12 months. The implementation of FIN 48 had no material effect on the Company’s opening retained earnings.

(m)	Financial instruments and concentration of credit risk:

The carrying values of cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and payroll and other taxes payable approximate their fair values due to their short-term nature.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company performs periodic credit evaluations of the financial condition of its customers. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers. As at March 31, 2008, three customers had a balance greater than 10% of the Company’s total accounts receivable, totaling 49%. As at March 31, 2007, three customers had a balance greater than 10% of the Company’s total accounts receivable totaling 59%.

(n)	Use of estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant items subject to such estimates and assumptions include the carrying amount and useful lives of property and equipment, intangible assets, valuation of allowances for accounts receivable and deferred income taxes. Actual results could differ from those estimates.

(o)	Asset retirement obligations:

The Company accounts for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which the Company incurs the obligation. The Company did not have any asset retirement obligations in 2008, 2007 or 2006.

(p)	Guarantees:

The Company accounts for guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, which requires certain disclosures of obligations under guarantees and the recognition of a liability by a guarantor at the inception of certain guarantees entered into or modified after December 31, 2002, based on the fair value of the guarantee. The Company did not provide any guarantees in 2008, 2007 or 2006.

(q)	Consolidation of variable interest entities:

The Company accounts for variable interest entities in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities Revised (“FIN 46R”). FIN 46R addresses the consolidation of certain entities that are subject to control on a basis other than ownership of voting interests. The Company held no interest in any entities subject to control on a basis other than ownership of voting interests in 2008, 2007 or 2006.

(r)	Comprehensive income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the years in the three-year period ended March 31, 2008, comprehensive income was equal to the net income.

(s)	Recent accounting pronouncement not yet adopted:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS No. 157 will be effective for the Company beginning in fiscal 2009. In February 2008, the FASB deferred the implementation of SFAS No. 157 for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. The Company is assessing the potential effect that the adoption of SFAS No. 157 will have on its consolidated financial condition, results of operations or cash flows.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

1.	Significant accounting policies (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to SFAS No. 115”, (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential effect of SFAS 159 on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS 141(R)’’), which applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the assets, liabilities, non-controlling interest and goodwill related to a business combination. SFAS 141(R) also establishes what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and will affect the Company with respect to future business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, ‘‘Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51’’ (‘‘SFAS 160’’), which establishes accounting and reporting standards for entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. A non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009 and will affect the Company with respect to future business combinations entered into on or after January 1, 2009 to the extent the Company does not acquire 100% of an entity.

2.	Asset acquisitions:
(a)

On May 2, 2007, the Company acquired certain intellectual property for cash from Nexthaus, Inc. a US-based developer of leading-edge software applications for mobile devices. The acquired software uses wireless communications to synchronize data between computers and mobile devices, such as calendar and contact updates from a desktop to a smart phone. $950,000 was paid on closing. An additional $200,000 is payable on the first anniversary of the agreement on achievement of stipulated revenue targets. In addition, 15% of certain designated revenue will be payable on a reseller basis until May 2, 2010. No accrual was made as of March 31, 2008.

(b)

On March 28, 2008, the Company completed the purchase of a customer list, customer relationships and in-place contracts in an arm’s length transaction in the amount of Cdn$478,615 (US$470,096) less an amount ascribed to a liability for providing services to acquired customers under their prepaid contracts and a 10% holdback pending completion of all aspects of the website migration. On closing, the Company paid Cdn$388,702 (US $381,783) in cash. The customer list will be amortized on a straight-line basis over its three-year estimated useful life.

Purchase price:
Customer list, customer relationships and in-place contracts	$470,096
Liability for future services	(45,893)
$424,203

Consideration given:
Cash	$381,783
Accrued liabilities	42,420
$424,203

(c)

During fiscal 2008 the Company entered into agreements under which it acquired the right to service and bill the end-users of some of its wholesale customers for a defined period of time, generally three to five years. Under these agreements the Company made an initial upfront payment of $332,572 which was recorded as an intangible asset that is amortized over the term of the arrangement. The Company also pays a monthly commission based on the cash received from the arrangement. These monthly commission payments are expensed as incurred as a cost of revenues.

(d)

On January 31, 2006, the Company entered into an agreement to purchase a customer list, customer relationships and in-place contracts from one of its customers for $1,132,000 less $243,468 for assuming a liability for providing services to the acquired customers under their prepaid contracts. After deducting the $166,599 the vendor owed the Company at that time, the Company paid $151,400 on closing with the remaining amount owed of $570,333 to be paid out based on a payment schedule as follows:        37.5% of revenue collected from acquired customers during the first six months following closing, 25.0% of revenue collected for the following six months, and 12.5% of the revenue collected thereafter, until such time as the total payments equaled $570,333.

The non interest bearing liability of $570,533 was discounted at the rate of 5% per annum. Accordingly, the value of the customer list and the long-term liability was reduced by $28,030, being the estimated imputed interest expense over the expected two-year term of the liability. This $28,030 amount was charged to interest expense. The long-term liability under the agreement was paid off in July 2007.

The customer list is amortized on a straight-line basis over its three-year estimated useful life commencing February 1, 2006.

Purchase price:
Customer list, customer relationships and in-place contracts	$1,103,970
Liability for future services	(243,468)
$860,502

Consideration given:
Cash	$151,400
Trade receivable extinguished	166,599
Long-term liability	542,503
$860,502
3.	Property and equipment:
2008	Cost	Accumulated amortization	Net book value
Land and buildings	$468,307	$15,610	$452,697
Computer hardware and software	9,791,366	6,518,454	3,272,912
Furniture and fixtures	641,480	426,149	215,331
Leasehold improvements	488,924	327,380	161,544
	$11,390,077	$7,287,593	$4,102,484

2007	Cost	Accumulated amortization	Net book value
Computer hardware and software	$7,088,272	$4,576,422	$2,511,850
Furniture and fixtures	518,931	334,983	183,948
Leasehold improvements	479,385	252,506	226,879
	$8,086,588	$5,163,911	$2,922,677

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

4.	Intangible assets:
2008	Cost	Accumulated amortization	Net book value
Customer lists, customer relationships and in-place contracts	$2,847,476	$1,758,690	$1,088,786
Patents and licenses	1,724,925	537,290	1,187,635
Intellectual property	944,360	519,920	424,440
	$5,516,761	$2,815,900	$2,700,861

2007	Cost	Accumulated amortization	Net book value
Customer lists, customer relationships and in-place contracts	$2,037,868	$1,198,039	$839,829
Patents	661,925	88,256	573,669
Intellectual property	584,839	308,053	276,786
	$3,284,632	$1,594,348	$1,690,284

The weighted average amortization period for customer lists, patents and licenses, and intellectual property is 2.0 years, 2.1 years and 1.6 years respectively. The weighted average amortization period for all intangible assets is 1.8 years.

The following table shows the estimated amortization expense for each of the next five years, assuming no further additions to acquired intangible assets are made:

2009	$1,234,037
2010	872,092
2011	429,901
2012	106,170
2013	43,068
$2,685,268
5.	Credit facility:

The Company has obtained a revolving demand operating line of credit of Cdn. $1,000,000, bearing interest at Canadian prime from a Canadian chartered bank. This facility is secured by a General Security Agreement on the assets of the Company and is subject to certain financial and non-financial covenants, the most significant of which include current ratio, tangible net worth and leverage ratio. There are no borrowings under this facility at March 31, 2008.

6.	Related party transactions:

The Company completed transactions, including web hosting and applications service revenue, bandwidth and telephone services, with one of its stockholders, TELUS, in the normal course of operations. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the related parties as set out below. In addition, the Company has a commitment to purchase future services from the stockholder, as described in note 13.

Effective June 1, 2007, the Company purchased the remaining templates, images and marketing software from Geeksforless.com Inc., a related party, for $232,921 (Cdn$247,000) in cash, which amount was considered to be fair value. Two directors and/or officers of the Company each owned 27.4% of Geeksforless.com. The Company completed transactions with Geeksforless.com, including outsourced services in the normal course of operations. The transactions have been recorded at the exchange amount, representing the amount of consideration established and agreed to by the parties as set out below.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

6.	Related party transactions (continued):

Aggregate related party transactions and balances are as follows:

	2008	2007
Balance sheets

Accounts receivable	$5,377	$7,107
Accounts payable	(19,075)	125,780

	2008	2007	2006
Statements of operations

Web hosting and applications
services revenue	$2,851,114	$2,205,678	$1,890,339
Bandwidth	696,839	733,245	592,996
Outsourced services	1,829,731	1,407,709	890,152
Telephone services	213,985	202,447	119,980
7.	Income taxes:

The provision for income taxes differs from the amount computed by applying the statutory income tax rates to net income before income taxes. The sources and tax effects of the differences are as follows:

	2008	2007	2006
Income before provision for
income taxes	$3,467,677	$2,991,888	$3,072,052
Basic U.S. federal rate applied to income
before provision for income taxes	$1,179,010	$1,017,242	$1,044,606
State taxes, net of federal benefit	79,886	48,872	44,606
Non-deductible amounts	34,083	1,802	24,259
Increase (decrease) in valuation allowance	–	–	–
Other	(32,979)	60,084	(44,363)
Total income taxes	$1,260,000	$1,128,000	$1,069,000

Income tax expense attributable to income from continuing operations consists of:

	Current	Deferred	Total
Year ended March 31, 2008:
U.S. federal	$613,500	$(299,700)	$313,800
State and local	121,600	(41,800)	79,200
International	973,500	(106,500)	867,000
	$1,708,000	$(448,000)	$1,260,000

Year ended March 31, 2007:
U.S. federal	$474,400	$(307,035)	$167,365
State and local	198,600	(73,965)	124,635
International	959,000	(123,000)	836,000
	$1,632,000	$(504,000)	$1,128,000

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

7.	Income taxes (continued):
	Current	Deferred	Total
Year ended December 31, 2006:
U.S. federal	$408,000	$550,578	$958,578
State and local	47,000	63,422	110,422
International	–	–	–
	$455,000	$614,000	$1,069,000

Pre-tax income from foreign operations was $2,486,829, $2,656,924 and $1,877,635 for the years ended March 31, 2008, 2007 and 2006, respectively.

Significant components of the Company’s deferred tax assets are as follows:

	2008	2007
Property and equipment	$646,000	$520,000
Intellectual property	706,000	426,000
Stock-based compensation	140,000	117,000
Other	174,000	155,000
Deferred tax assets	$1,666,000	$1,218,000

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income, uncertainties related to the industry in which the Company operates and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at March 31, 2008, the Company will need to realize approximately $4,300,000 in tax expenses in excess of amounts currently expensed by the Company for accounting purposes. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances.

Upon adoption of FIN 48, the Company had no unrecognized tax benefits liability and no liability in respect of either penalties or interest.

Interest or penalties in respect of income taxes is recognized as an income tax expense. During the years ended March 31, 2008, 2007, and 2006, the Company recognized $2,391, $26,292, $272 in interest and penalties.

There is significant judgment used in determining the likelihood of the Company’s tax positions being sustained upon audit. In future the Company will adjust any unrecognized tax benefits, as well as the related interest and penalties, in light of changing facts and circumstances. In future favorable resolution of uncertain tax positions will be recognized as a reduction to its effective income tax rate while any unfavorable resolution, in excess of the amount of unrecognized tax benefit liability, will result in an increase in income tax expense and higher effective tax rate.

Hostopia and its subsidiaries have filed income tax returns in the U.S. federal jurisdiction, Florida, Canada and the province of Ontario in respect of previous fiscal period. In respect of the current fiscal period Hostopia will also be filing income tax return in North Carolina in addition to the previously cited jurisdiction. Hostopia may be subject to reassessment in all of these jurisdictions, with the exception of North Carolina, for years beginning in 2000. The Internal Revenue Service contacted the Company in March 2008 and indicated it intends to commence an audit of the Company’s year ended March 31, 2007.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

8.	Capital stock:

All common share amounts have been restated to give effect to the one-for-five share consolidation approved at a special stockholders’ meeting held on May 18, 2006.

	2008	2007
Authorized:
30,000,000 common shares, par value $0.0001
Issued:
11,636,631 common shares; (2007: 11,097,251 common shares)	$217,122	$217,069
(a)

On November 10, 2006, the Company completed its initial public offering (“IPO”) in which it sold 4,200,000 common shares at a price of $5.30 (Cdn$6.00) per share. A total of $22,283,137 (Cdn$25,200,000) in gross proceeds was raised in the IPO. After deducting the underwriters’ commission and offering expenses of $3,422,680, net proceeds of the IPO were $18,860,457. All 2,127,658 outstanding shares of the Company’s Series A redeemable, convertible preferred shares were converted into shares of common stock, on a one-for-one basis, at the closing of the IPO with a par value of $212.77.

On December 7, 2006, the underwriters exercised their option to purchase an additional 15% of the common shares issued in the IPO or 630,000 shares at a price of Cdn$6.00 per share. A total of $3,091,352 (Cdn$3,553,200) was raised after deducting the underwriters’ commission.

(b)	On December 21, 2006, the Company issued 60,000 common shares pursuant to the exercise of warrants for proceeds of $192,000.
(c)	During the year ended March 31, 2007, the Company issued 47,257 common shares pursuant to the exercise of stock options for proceeds of $130,495.
(d)	During the year ended March 31, 2008, the Company issued 539,380 common shares pursuant to the exercise of stock options for proceeds of $1,486,666.
9.	Share-based payments and related stock option plans:

2000 Stock Option Plan:

All common share amounts have been restated to give effect to the one-for-five share on May 18, 2006. Under the terms of the Company’s 2000 Stock Option Plan the Board of Directors of the Company were able to grant options to its employees, non-employees and officers for up to 900,000 common shares. The exercise price of each option equaled a price that was not less than the price of the Company’s stock on the date of grant and an option’s maximum term was seven years. Options vested over a three-year period from the date of grant.

2006 Stock Option Plan

On June 26, 2006, the Company’s Board of Directors approved, for presentation to the shareholders, the termination and replacement of the Company’s 2000 Stock Option Plan with the 2006 Stock Option Plan. At the Company’s Annual General Meeting the shareholders approved the 2006 Stock Option Plan and the termination of the 2000 Stock Option Plan. Under the terms of the 2006 Stock Option Plan, the Company is permitted to issue stock options and stock appreciation rights to eligible participants for up to 10% of the total outstanding shares of common stock. The exercise price of each option must equal a price that is not less than the five day volume weighted price of the Company’s stock on the date of grant. The maximum contract term of an option is seven years. Options vest on a graded basis over a three year period from the date of grant.

At March 31, 2008 a total of 1,163,663 common shares were reserved for issuance under the 2000 and 2006 Stock Option Plans.

During the current fiscal year, the Company granted 312,500 options on June 8, 2007, and 50,000 options on February 22, 2008 with exercise prices of $5.87 and $5.34 respectively, being the fair value of the common shares on those dates.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

9.	Share-based payments and related stock option plans (continued):

The estimated fair value of option on the grant days were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2008	2007	2006
Risk-free rate	2.90-4.54%	4.65% - 4.77%	2.75% - 3.75%
Expected option life	5 years	5 years	7 years
Dividend yields	Nil	Nil	Nil
Volatility factor	55%	67%	75%
Weighted average grant date fair value of option granted	$3.01	$4.01	$6.40

The risk-free interest rate was based on the currently available rate on U.S. Treasury zero-coupon bonds with a remaining term equal to the expected term of the option. The expected volatility of stock options was based on the average volatility of a group of peer companies because of to the short term nature of the Company’s historical data. The expected life of the Company’s options was based on the “simplified method” as provided for by the SEC Staff Accounting Bulletin SAB 110 for companies with limited historical exercise experience. Under the “simplified method” the expected term is equal to the mean of the vesting term and the term to expiry. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends and does not currently anticipate paying cash dividends in the future.

The total compensation expense related to all share-based compensation plans was $386,583, $204,158 and $19,956 for the years ended March 31, 2008, 2007 and 2006, respectively. The income tax benefit related to share-based compensation was $93,678, $10,305 and nil for the years ended March 31, 2008, 2007 and 2006, respectively. Excess tax benefits of $350,000 related to the exercise of options in fiscal 2008 was booked to additional paid in capital and recognized as cash flow from financing.

As of March 31, 2008, there was $799,614 of total unrecognized compensation cost related to unvested option awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

In fiscal 2008, the intrinsic value of the 539,380 stock options exercised was $1,496,237 and cash received on exercise totaled $1,486,666. In fiscal 2007 the intrinsic value of the 47,257 stock options exercised was $129,236 and cash received on exercise totaled $130,495. No options were exercised in fiscal 2006. It is our policy to issue new shares from treasury to satisfy share option exercises.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

9.	Share-based payments and related stock option plans (continued):

The following table summarizes the stock option activity in fiscal, 2008, 2007 and 2006.

	Number of common shares under stock option plan	Weighted average exercise price per share	Weighted average term to maturity	Total intrinsic value
Outstanding, March 31, 2005	818,400	$3.15
Granted	58,040	8.87
Forfeited	(37,160)	5.25

Outstanding, March 31, 2006	839,280	3.45
Granted	42,500	6.71
Exercised	(47,257)	2.76
Forfeited	(24,203)	6.12

Outstanding, March 31, 2007	810,320	3.58
Granted	362,500	5.80
Exercised	(539,380)	2.76
Forfeited	(39,750)	6.05

Outstanding, March 31, 2008	593,690	$5.52	4.9	$201,426
Exercisable, March 31, 2008	208,340	$4.75	2.5	$201,426

The following table summarizes the options outstanding and vested by range of exercise price as at March 31, 2008.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

10.	Net income per share:

The following table sets forth the computation of net income per share:

	2008	2007	2006
Basic and diluted net income per share:
Diluted net income attributable to common stockholders	$2,207,677	$1,863,888	$2,003,052
Cumulative dividends on redeemable, convertible
preferred shares	–	(71,034)	(114,792)

Basic net income attributable to common stockholders	$2,207,677	$1,792,854	$1,888,260
Basic net income per share	$0.19	$0.27	$0.47
Diluted net income per share	$0.19	$0.23	$0.28

Weighted average number of shares outstanding:
Basic	11,510,597	6,714,560	4,032,336
Effect of dilutive securities:
Series A redeemable, convertible
preferred shares	–	1,299,912	2,127,658
Stock options	94,519	205,889	487,993
Warrants	–	17,393	35,849
Diluted	11,605,476	8,237,754	6,683,836

During 2008, 2007 and 2006, the calculation did not include 454,230, 117,295 and 32,560 options, respectively, as the effect would have been anti-dilutive.

Concurrent with the Company’s Initial Public Offering on November 10, 2006, the Series A preferred shares were converted into common shares on a one for one basis.

11.	Deferred lease inducements:

In 2006, the Company entered into a long-term lease agreement for office space that included certain lease inducements. These inducements included leasehold improvements funded by the lessor in the amount of $180,000 and a rent-free period of six months.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

12.	Commitments and contingencies:

The Company is committed to payments under operating leases for its premises through August 2012 and certain minimum payments with respect to its lease of data centre space, the purchase of bandwidth and certain revenue contracts. Annual payments for the fiscal years ending March 31 are as follows:

2009	$2,490,000
2010	2,187,000
2011	1,482,000
2012	167,000
2013	60,000
2014	54,000
$6,440,000

Rent expense recorded in 2008 was $664,577 (2007 - $529,430; 2006 - $487,782).

In the ordinary course of business, and included in the above commitment schedule, the Company has entered into an agreement with one of its stockholders to acquire bandwidth and data centre services from December 2007 to November 2010. The remaining aggregate minimum payment obligation amounts to Cdn$1,902,696.

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

13.	Enterprise wide information:

The Company operates in a single reportable operating segment, that is, the development of application software for web hosting and applications services, e-mail and e-commerce that is marketed to users via the Internet. The single reportable operating segment primarily derives its revenue from the provision of web hosting and applications services, domain name registrations and services. As at March 31, 2008, 14% (2007 - 11%; 2006 - 35%) of all assets related to the Company’s operations were located in Canada and the remainder located in the U.S. As at March 31, 2008, 65% (2007 - 69%; 2006 - 70%) of all long-lived assets related to the Company’s operations were located in Canada and the remainder located in the U.S. Revenue attributable to geographic location is based on the location of the customer and was as follows:

	2008	2007	2006
Canada	$12,520,938	$9,804,969	$8,534,493
United States	13,711,909	12,296,483	9,348,410
United Kingdom	1,545,601	368,212	74,004
	$27,778,448	$22,469,664	$17,596,907

For the year ended March 31, 2008, revenue greater than 10% was derived from one customer in the amount of $3,654,721.

HOSTOPIA.COM INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended March 31, 2008, 2007 and 2006

14.	Subsequent events:
1)

On April 25, 2008, the Company entered into an agreement to acquire the webhosting business, including the customer list operating under the brand name uplinkearth from Luxmovera, LLC. The Company paid a deposit of $300,006. The acquisition is expected to close on June 30, 2008. Additional payments on closing and following account migration are expected to total approximately $1.2 million.

2)

On May 5, 2008, the Company entered into an agreement to acquire certain shared hosting customer assets, including 14,000 Domain Direct, NetIdentity and ItsYourDomain (IYD) customer accounts from Tucows Inc. The Company paid $320,000 on May 5 and an additional amount of $1,133,615 on May 16. The amount paid is subject to a purchase price adjustment following the completion of the account migration.

3)

On June 19, 2008, Hostopia.com and Deluxe Corporation (NYSE:DLX) announced they had signed a definitive merger agreement, unanimously approved by the boards of both companies, pursuant to which Hostopia would become a wholly-owned subsidiary of Deluxe. If the merger is completed, holders of Hostopia common stock will receive CDN$10.55 in cash for each outstanding Hostopia common share. The transaction is valued at approximately CDN$124 million. The consummation of the merger agreement is subject to the approval by Hostopia shareholders and certain other customary conditions and is expected to close in late July or August.

15.	Supplementary information:
	Balance at beginning of year	Charged to (recovered) costs and expenses	Write-offs during year	Balance at end of year
Allowance for doubtful accounts

2008	$114,755	$129,020	$(32,365)	$211,410
2007	48,650	72,105	(6,000)	114,755
2006	54,316	27,848	(33,514)	48,650

Quarterly Results of Operations

The following table sets forth the selected unaudited quarterly consolidated statements of operations data for the eight quarters ended March 31, 2008. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included in this form 10-K and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended,
	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
	(unaudited) (in thousands, except per share data)

Total revenues	$7,423	$7,289	$6,803	$6,263	$5,865	$5,617	$5,586	$5,402

Cost of revenues	908	960	903	849	840	710	723	648

Gross profit	6,515	6,329	5,900	5,414	5,025	4,907	4,863	4,754

Operating expenses
Sales and marketing	1,605	1,498	1,467	1,387	1,170	1,259	1,145	1,202
Research and development	901	1,084	970	885	800	774	783	712
Professional services	489	517	538	530	468	408	423	417
Customer care	1005	985	964	914	751	782	794	679
General and administration	747	737	652	582	543	541	432	391
Amortization	963	864	836	731	719	689	636	557

Total expenses	5,710	5,685	5,427	5,029	4,451	4,453	4,213	3,958

Income before the undernoted	805	644	473	385	574	454	650	796
Interest, net.	211	306	323	321	310	176	14	17

Income before income taxes	1,016	950	796	706	884	630	664	813
Income taxes	292	335	340	293	312	257	224	335

Net income	$ 724	$ 615	$ 456	$ 413	$ 572	$ 373	$ 440	$ 478
Per share data:
Basic	$0.06	$0.05	$0.04	$0.04	$0.05	$0.05	$0.10	$0.11
Diluted	$0.06	$0.05	$0.04	$0.04	$0.05	$0.04	$0.07	$0.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Evaluation of internal controls over financial reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, they used the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria. Notwithstanding the foregoing, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the year ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, a control can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The table and information that follow set forth the names, ages and positions of our directors and executive officers as at May 31, 2008:

Name and Municipality of Residence	Age	Current Position	Principal Occupation	Director Since

Colin Campbell Fort Lauderdale, Florida, USA	37	Chief Executive Officer and Director	Chief Executive Officer of Hostopia.com	December 10, 1999
William Campbell Toronto, Ontario, Canada	42	President and Director	President of Hostopia.com	December 10, 1999
Peter Kostandenou Toronto, Ontario, Canada	37	Chief Operating Officer	Chief Operating Officer of Hostopia.com
Michael Mugan Pickering, Ontario, Canada	58	Chief Financial Officer	Chief Financial Officer of Hostopia.com	n/a
Paul D. Engels North York, Ontario, Canada	50	Executive Vice President, Chief Marketing Officer	Executive Vice President and Chief Marketing Officer of Hostopia.com	n/a
Dirk Bhagat Toronto, Ontario, Canada	30	Chief Technology Officer	Chief Technology Officer of Hostopia.com	n/a
Michael Cytrynbaum(2)(3) West Vancouver, British Columbia, Canada	66	Director	President of First Fiscal Management Ltd.	August 14, 2003
Mathew George(1) Vancouver, British Columbia, Canada	37	Director	Vice President of TELUS Ventures (a division of TELUS Corporation)	December 27, 2001
Robert Kidd(1)(3) Mississauga, Ontario, Canada	63	Director	President of Location Research Company of Canada Limited	May 15, 2000
Christopher Scatliff(1)(2)(3) Oakville, Ontario, Canada	64	Director	Chief Executive Officer of KORE Wireless Group Inc.	May 15, 2000
Randall Bast(2) Fort Lauderdale, Florida, USA	46	Director	Managing Partner of 20/20 Capital Partners	September 6, 2007

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee.

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors, or until their resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board.

The Company has a separately-designated audit committee. The audit committee currently consists of Messrs. Kidd (chairman), George and Scatliff, each of whom is an independent director under the Canadian Securities Administrator’s (“CSA”) and NASDAQ Stock Market Inc.’s qualification standards. Our board of directors has determined that Mr. Kidd qualifies as an “audit committee financial expert,” as defined by the CSA and SEC rules and regulations.

We have adopted a written code of ethics that applies to our senior officers including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The code of ethics is posted on our website at www.hostopia.com. The code of ethics for senior officers may be found as follows:

1.	From our website home page left clicking on “Investors” on the tool bar at the top of the page,
2.	Next, left click on “Corporate Governance” on the drop down menu, and
3.	Finally, left click on “Senior Officers – Code of Ethics” located on the Corporate Governance web page.

Amendments to, and waivers from, the code of ethics that applies to any of these officers, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

The Company does not have a formal policy regarding the attendance of its directors at annual or special meetings of stockholders, but the Company encourages directors to attend such meetings. Five independent directors attended our last annual general meeting of shareholders held on September 6, 2007.

Executive Officers

The following is a description of the business background of the executive officers of Hostopia.com:

Colin Campbell, our Chief Executive Officer, has served in that capacity since April 2006. In addition, he was our Chief Operating Officer from April 2006 to February 2008. He was Chief Operating Officer from January 2001 to November 2005. He was President and Chief Operating Officer from November 2005 to April 2006. From November 1999 to December 2000, Mr. Campbell held the position of Senior Vice President, Internet Services at Look Communications Inc., a communications service provider, where he was responsible for leading the Internet team, guiding Internet product and services development, and for mergers and acquisitions in that product area. Mr. Campbell was a founding member of the Canadian Internet Registration Authority and served as a board member from June 2001 to January 2003. Mr. Campbell was Chief Operating Officer of TUCOWS Interactive Inc., a web services and online software delivery services provider, from 1997 to 1999 and was Chief Operating Officer of Internet Direct, an Internet service provider which later merged with I.D. Internet Direct Inc., an Internet service provider from 1994 to 1999. Mr. Campbell has a Bachelor of Arts in Commerce from the University of Toronto.

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

Peter Kostandenou has served as our Chief Operating Officer since February 2008. Mr. Kostandenou was our Vice President of Customer Care from December 2006 and was Director of Customer Care from November 2005 to December 2006. From June 2003 until November 2005, he was a private investor.  During the time period September 2000 until June 2003, he founded and was president of 1567550 Ontario Inc. (o/a OpenBox Liquidations).  Prior to that, he was the Senior Customer Care Manager for Enbridge, a large Canadian public company utility. Mr. Kostandenou holds a Bachelor of Arts from York University, and is currently enrolled in the MBA program through the Edinburgh Business School.

Michael Mugan has served as our Chief Financial Officer since May 2000. Mr. Mugan has extensive experience with public companies in several sectors of the economy. Mr. Mugan was with a predecessor firm of KPMG LLP, an accounting firm, from 1972 to 1981. He obtained his Chartered Accountant’s degree in 1974 and progressed to Senior Manager. In 1981, he joined the Resource Group of George Weston Limited, a food processing and distribution company and became Vice President, Finance of that Group in 1985. In 1998, he formed a consulting business involved in various assignments within the high technology and agribusiness industries. After completing an initial assignment with us early in 2000, he joined Hostopia.com and took on the responsibilities of Chief Financial Officer. Mr. Mugan has a Bachelor of Commerce (Honours) Degree from the University of Windsor.

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

Mathew George is Vice President of TELUS Ventures, the strategic venture investment arm of TELUS Corporation. TELUS Ventures manages a venture capital fund that invests in emerging U.S. and Canadian technology companies. Mr. George joined Telus Ventures in June 2001 from the Abu Dhabi Investment Authority where he worked from 1999 to 2001 and was responsible for the global co investment and direct private equity investment activities of Abu Dhabi Investment Authority’s Private Equity group. Mr. George has also worked in the Mergers & Acquisitions Group at Warburg Dillon Read from 1996 to 1998 and Barclays de Zoete Wedd from 1995 to 1996, both in London and New York. In addition to serving on our board, Mr. George is a director of Apparent Networks, Inc., Vision Critical Communications Inc. and the Arts Club Theatre Company. Mr. George is a Chartered Financial Analyst and a member of the Chartered Financial Analysts Institute and the Vancouver Society of Financial Analysts. Mr. George holds a Masters of Business Management from the Ecole des Hautes Etudes Commerciales in Paris, with specialization in Analytical Finance from the University of Chicago’s Graduate School of Business. His Bachelor of Technology (Honours) degree in Electrical & Electronics Engineering is from the Regional Engineering College in Calicut, India.

Robert H. Kidd is Vice Chairman of Appleby College Foundation and was until its sale in January 2008 a director of Genesis Microchip Inc.. Mr. Kidd is President of Location Research Company of Canada Limited. Mr. Kidd served as Chief Financial Officer of Technology Convergence Inc. from 2000 to 2002, of Lions Gate Entertainment Corp. from 1997 to 1998, and of InContext Systems Inc. from 1995 to 1996. He served as Senior Vice President, Chief Financial Officer and director of George Weston Limited from 1981 to 1995, as a partner of a predecessor firm of KPMG LLP, from 1973 to 1981 and as a Lecturer in Finance, Faculty of Management Studies, University of Toronto, from 1971 to 1981. Mr. Kidd has served on several professional committees, including the Toronto Stock Exchange Investors & Issuers Advisory Committee from 1993 to 1998, the Canadian Institute of Chartered Accountants Emerging Issues Committee from 1992 to 1997 and the Canadian Securities Administrators Committee on Conflicts of Interest in Underwriting from 1994 to 1996. Mr. Kidd has a Bachelor of Commerce from the University of Toronto and a Masters of Business Administration from York University. Mr. Kidd is a Fellow of the Institute of Chartered Accountants of Ontario.

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

Randall Bast was elected a director of Hostopia.com in September 2007. He is the Managing Partner of 20/20 Capital Partners, a boutique investment and advisory services firm. From 2000 – 2002, Mr. Bast was a Vice President at Citrix Systems, Inc. (Nasdaq: CTXS). Prior to that time, Mr. Bast was the founder and former Chief Executive Officer of Innovex Group, Inc. a technology consulting company with numerous Fortune 1000 and emerging growth clients, which was acquired by Citrix Systems, Inc. in 2000. Mr. Bast has served on the board of the South Florida Chapter of Young Entrepreneur's Organization (YEO), the University of Florida MBA Advisory

Board, the University School of Nova Southeastern University (NSU), and the Young Entrepreneur's Council for the Wayne Huizenga School of Business at Nova Southeastern University. He has both a Bachelor of Science (Finance) and a Masters of Business Administration from the University of Florida.

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

Mathew George is Vice President of TELUS Ventures, the strategic venture investment arm of TELUS Corporation. TELUS Ventures manages a venture capital fund that invests in emerging U.S. and Canadian technology companies. Mr. George joined Telus Ventures in June 2001 from the Abu Dhabi Investment Authority where he worked from 1999 to 2001 and was responsible for the global co-investment and direct private equity investment activities of Abu Dhabi Investment Authority's Private Equity group. Mr. George has also worked in the Mergers & Acquisitions Group at Warburg Dillon Read from 1996 to 1998 and Barclays de Zoete Wedd from 1995 to 1996, both in London and New York. In addition to serving on our board, Mr. George is a director of Apparent Networks, Inc., Vision Critical Communications Inc. and the Arts Club Theatre Company. Mr. George is a Chartered Financial Analyst and a member of the Chartered Financial Analysts Institute and the Vancouver Society of Financial Analysts. Mr. George holds a Masters of Business Management from the Ecole des Hautes Etudes Commerciales in Paris, with specialization in Analytical Finance from the University of Chicago Graduate School of Business. His Bachelor of Technology (Honours) degree in Electrical & Electronics Engineering is from the Regional Engineering College in Calicut, India.

Robert H. Kidd is a director of Genesis Microchip Inc. and Vice Chairman Appleby College Foundation. Mr. Kidd is President of Location Research Company of Canada Limited. Mr. Kidd served as Chief Financial Officer of Technology Convergence Inc. from 2000 to 2002, of Lions Gate Entertainment Corp. from 1997 to 1998, and of InContext Systems Inc. from 1995 to 1996. He served as Senior Vice President, Chief Financial Officer and director of George Weston Limited from 1981 to 1995, as a partner of a predecessor firm of KPMG LLP, from 1973 to 1981 and as a Lecturer in Finance, Faculty of Management Studies, University of Toronto, from 1971 to 1981. Mr. Kidd has served on several professional committees, including the Toronto Stock Exchange Investors & Issuers Advisory Committee from 1993 to 1998, the Canadian Institute of Chartered Accountants Emerging Issues Committee from 1992 to 1997 and the Canadian Securities Administrators Committee on Conflicts of Interest in Underwriting from 1994 to 1996. Mr. Kidd has a Bachelor of Commerce from the University of Toronto and a Masters of Business Administration from York University. Mr. Kidd is a Fellow of the Institute of Chartered Accountants of Ontario.

Christopher Scatliff is founder and Chief Executive Officer of KORE Wireless Group Inc., a Virginia-based mobile virtual network operator specializing in machine-to-machine wireless communications. From 2000 to 2001 he was Executive Vice President of Itemus Inc. From 1996 until 2000, he was President and Chief Executive Officer of UUNET Canada (now MCI Canada). Mr. Scatliff was also a member of UUNET's International Management Board from 1998 to 2000 with executive responsibility for Latin America. Mr. Scatliff served on the Canadian Government Ministerial Advisory Group for the 1998 OECD Conference in Ottawa. Previously, Mr. Scatliff was Vice President and Managing Director from 1993 to 1996 for Europe, Middle East, and Africa for Computer Sciences Corporation based in London, England. He has a Bachelor of Science degree in Physics from the University of Manitoba.

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

Central Minera Corp. is a reporting issuer in British Columbia. The British Columbia Securities Commission issued a cease trade order against this company on November 6, 2007, for failure to file within the prescribed time period comparative financial statements and Form 51-102F1 - Management’s Discussion and Analysis (the “Required Records”) for its financial year ended June 30, 2007, as required under Part 5 of National Instrument 51-102 – Continuous Disclosure Obligations. Central Minera Corp. filed the Required Records on December 24, 2007 and the cease trade order was revoked by the British Columbia Securities Commission on December 27, 2007. Michael Cytrynbaum was at the time of issuance of the cease trade order, and is as of June 25, 2008, a director and the President of this company.

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

The Board of Directors has delegated the power and authority to review, modify and approve compensation policies and practices and to administer the Company’s stock option plan to the Compensation Committee. The Compensation Committee annually evaluates and establishes the compensation policies for the Chief Executive Officer and other named executive officers. Messrs. Scatliff, Cytrynbaum, and Bast comprise the Compensation Committee and are non-employees and independent as defined by the relevant Canadian and U.S. securities regulations.

Compensation Philosophy

Our philosophy is to design and maintain a straight-forward and simple compensation structure designed based on the role that each of our “named executives” plays within our organization. While the weighting of components differs for each executive, our goal is that the total value of each named executive’s compensation package approximate the median value of total compensation received by executives with similar responsibilities at comparable companies. To meet this goal the Compensation Committee commissioned a compensation study and report from AON Corporation.

We believe compensation packages should provide a reasonable core salary as well as a combination of short and long term incentives to motivate the executives to grow the company profitably now and into the future. Accordingly, for fiscal 2009, compensation for our named executive officers consists of a base salary and, with the exception of our Chief Financial Officer (CFO), targeted incentive cash bonuses based on the executive’s overall performance and individual contribution as well as our success in meeting our annual financial targets. In addition, each of the named executives is motivated to align their decision making with the long term success of the Company through their on-going participation in the Company’s 2000 and 2006 Stock Option Plans. None of the named executives’ compensation package contains any deferred compensation component related to retirement nor do the packages contain any perquisites.

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

Long-Term Incentives. All named executives also receive long-term incentive compensation through grants of stock options, previously under our 2000 plan and going forward under our 2006 plan. We believe these grant programs provide our executive officers with the opportunity to purchase and maintain an equity interest in Hostopia and to share in the appreciation of the value of Hostopia common stock. We believe that these grants directly motivate an executive to maximize long-term stockholder value and align the financial interests of the executives and other employees with those of the stockholders. The grants also utilize a graded vesting period (generally over three years) that encourages these key executives to continue in our employ. The Compensation Committee and then our Board of Directors, consider each grant subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of our long-term strategic performance goals. Options granted in prior years are also taken into consideration. The vesting of options to the named executives may be tied to the Company meeting certain profitability targets.. The long term incentive component is targeted at between 10 and 20% of total compensation.

CEO Compensation

Mr. Colin Campbell’s base salary for fiscal 2008 of $195,000 was established based on a compensation study and report we commissioned from the AON Corporation in respect of executive and director’s compensation. Mr. Campbell’s compensation for fiscal 2008 also provides for a target bonus of 45% of his base salary if the Company achieves its planned level of profitability. Mr. Campbell has the potential of receiving a bonus of up to 100% of his base salary if the Company achieves a level of profitability well in excess of its targeted level of profitability. In June 2007, Mr. Campbell was granted 50,000 stock options with a strike price equal to the market price of the Company’s shares on the Toronto Stock Exchange at the time of the grant. 25,000 of these options were subject to forfeiture had the Company not achieved a defined level of profitability in fiscal 2008.

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

Executive Compensation Summary

The following table shows information regarding the compensation earned by our principal executive officer, our principal financial officer and our other three most highly compensated executive officers, collectively referred to as the “named executive officers”, during the years ended March 31, 2006, 2007 and 2008. In accordance with the rules of the SEC, this table does not include perquisites and other personal benefits, if any, received by the named executive officers that do not exceed in aggregate $10,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	All Other ($) (1)	Total ($) (3)

Colin Campbell	2008	$194,850	$10,000	$42,473	$590	$247,913
Chief Executive Officer	2007	190,025	—	—	590	190,615
	2006	148,400	—	—	—	148,400
William Campbell	2008	218,043	10,000	42,473	289	270,805
President	2007	201,271	—	—	250	201,521
	2006	155,449	—	—	—	155,449
Michael Mugan	2008	205,445	—	43,358	274	249,077
Chief Financial Officer	2007	165,883	26,348	—	209	192,440
	2006	140,365	1,676	—	—	142,041
Paul Engels	2008	164,744	75,974	56,580	225	297,523
Executive Vice President,	2007	140,523	48,247	12,630	180	201,580
Chief Marketing Officer	2006	122,862	22,356	—	—	145,218
Dirk Bhagat	2008	137,583	11,531	63,112	192	212,418
Chief Technology Officer	2007	119,313	—	18,945	162	138,420
	2006	103,702	—	—	—	103,702

(1)	Premiums on life insurance
(2)

The amount shown in this column represents stock options awarded under our 2000 and 2006 Stock Option Plans. See Exhibits 10.1 and 10.2 respectively incorporated by reference in this Form 10-K. This column reflects the dollar amount recognized for financial statement reporting purposes, disregarding the effect of the estimate of forfeitures related to service-based vesting conditions, for fiscal yeas ended March 31, 2008, in accordance with SFAS 123R and thus includes amounts from awards granted prior to fiscal 2007. Assumptions used in the calculation of this amount are included in note 9 to the Company’s audited financial statements for the fiscal year ended March 31, 2008 included in Item 8 on this Form 10-K.

(3)	The total amount reported herein represents compensation for the individual’s services as an executive officer.

Grants of Plan-Based Awards in Last Fiscal Year

During the year ended March 31, 2008, we granted options to purchase an aggregate of 362,500 shares of Hostopia common stock, of which 250,000 were granted to named executives as outlined in the table below. All options were granted at the fair market value of Hostopia common stock as of the date of grant.

Grant of Plan–Based Awards

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Colin Campbell	June 8	25,000	50,000	50,000	$5.87	$153,000
William Campbell	June 8	25,000	50,000	50,000	$5.87	$153,000
Michael Mugan	June 8	25,000	50,000	50,000	$5.87	$153,000
Paul Engels	June 8	25,000	50,000	50,000	$5.87	$153,000
Dirk Bhagat	June 8	25,000	50,000	50,000	$5.87	$153,000

Each of the named executives received an award of 50,000 options in fiscal 2008 of which 25,000 were subject to forfeiture if the Company did not meet a profitability target established by the Compensation Committee for fiscal 2008. This performance target was met so the maximum 50,000 options granted will vest on a graded basis over three years with one-third vesting on each of December 8, 2008, June 8, 2009 and June 8, 2010 subject to the named executive meeting the requisite service requirement under the 2006 Stock Option Plan

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth specified information concerning stock options held as of March 31, 2007 by each of the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

Name		Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)	Option Expiration Date
Colin Campbell	(3)	—	50,000	$5.87	6/08/2014
William Campbell	(3)	—	50,000	5.87	6/08/2014
Michael J. Mugan	(3)	—	50,000	5.87	6/08/2014
Paul Engels	(1)	28,000	—	2.75	1/31/2009
	(1)	6,000	—	3.05	11/30/2009
	(1)	10,000	—	3.35	6/30/2010
	(2)	4,000	2,000	8.75	11/30/2012
	(3)	—	50,000	5.87	6/08/2014
Dirk Bhagat	(1)	2,400	—	2.75	6/30/2008
	(1)	8,400	—	2.75	8/30/2009
	(1)	3,600	—	5.00	11/30/2010
	(2)	6,000	3,000	8.75	11/30/2012
	(3)	—	50,000	5.87	6/08/2014
(1)	All amounts are fully vested.
(2)	The unvested shares vest on November 30, 2008.
(3)	Of the total amount, one-third vest on December 8, 2008, one-third vest on June 8, 2009 and the remaining one-third vest on June 8, 2010.

Option exercises

The following table sets forth specified information in respect of stock options exercised by each of the named executive officers during the year ended March 31, 2008.

                                                              Option Exercises

		Value Realized
	Shares Acquired Upon Exercise	On Exercise
Name	(#)	($)

Colin Campbell	—	—
William Campbell	19,800	61,578
Michael J. Mugan	84,000	250,774
Paul Engels	—	—
Dirk Bhagat	9,600	29,939

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

Compensation of Directors

Each independent director is eligible to receive a retainer of Cdn$17,000 per year, and Cdn$250 for attending each meeting of the board or any committee of the board. If board and committee meetings are held on the same day, then no additional compensation will be paid for attendance at the committee meetings. Committee chairs receive an additional Cdn$8,000 per year. All our directors are compensated for reasonable out-of-pocket expenses in connection with attending meetings of our board or its committees.

The following table summarizes the compensation received by our non-executive directors for the year ended March 31, 2008.

Director Compensation
Name	Fees Paid in Cash	Option Awards (4)	All Other Compensation (1)	Total
Michael Cytrynbaum (1)	$58,260			$58,260
Matthew George	$24,833			$24,833
Robert. Kidd (2)	$28,910			$28,910
Chris Scatliff (3)	$29,000			$29,000
Randall Bast	$6,666			$6,666

(1)	Mr. Cytrynbaum held 25,000 stock options at March 31, 2008.
(2)	Mr. Kidd held 4,400 stock options at March 31, 2008.
(3)	Mr. Scatliff held 4,800 stock options at March 31, 2008.
(4)

No option grants were made to Directors in fiscal 2008. The amount shown in this column represents stock options awarded under our 2000 Stock Option Plan. See Exhibit 10.1 incorporated by reference in this Form 10-K. This column reflects the dollar amount recognized for financial statement reporting purposes, disregarding the effect of the estimate of forfeitures related to service-based vesting conditions, for fiscal the year ended March 31, 2008, in accordance with SFAS 123R and thus includes amounts from awards granted prior to fiscal 2007. Assumptions used in the calculation of this amount are included in footnote 10 to the Company’s audited financial statements for the fiscal year ended March 31, 2008 included in Item 8 on this Form 10-K.

Compensation Committee Interlocks and Insider Participation

During the year ended March 31, 2008, Mr. Chris Scatliff, Mr. Michael Cytrynbaum, and Mr. David McMahon, while still a director and Mr. Randall Bast after becoming a director, served as members of the Compensation Committee. All members of the Compensation Committee were independent.

During the year ended March 31, 2008:

•

None of the members of the Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with us or any of our subsidiaries in which the amount involved exceeded $60,000 in which he had or will have a direct or indirect material interest;

•	None of our executive officers was a director or Compensation Committee member of another entity, an executive officer of which served on our Compensation Committee; and
•

None of our executive officers served on the Compensation Committee (or another board committee with similar functions) of another entity, an executive officer of which served as a director on our board of directors.

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

Michael Cytrynbaum

Randall Bast

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of the date of this Form 10-K, regarding the beneficial ownership of Hostopia common stock by:

•	Each person that is a beneficial owner of more than 5% of our outstanding common stock;
•	Each of our named executive officers;
•	Each of our directors; and
•	All directors and named executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 11,636,631 shares of Hostopia common stock outstanding as of March 31, 2008. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this Form 10-K are considered outstanding and beneficially owned by the person holding the options for the purposes of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Other than as specifically noted otherwise, the address of each individual listed in the table is c/o Hostopia.com Inc., 5915 Airport Road, 11th Floor, Mississauga, Ontario L4V 1T1.

	Number of Shares Beneficially Owned at March 31, 2008
Name	Number	%(1)
Burgundy Asset Management Ltd.(13) 181 Bay Street, Suite 4510, Toronto, ON M5J 2T3	2,192,400	18.8
Colin Campbell(2)(3) 110 East Broward Blvd., Suite 1650, Fort Lauderdale, Florida 33301	1,391,453	12.0
William Campbell(2)(4)	1,450,827	12.5
John Nemanic(2)(5)	1,307,627	11.2
CCM Master Qualified Fund, Ltd.(14) One North Wacker Drive, Suite 4350, Chicago, Illinois 60606	1,173,000	10.1
TELUS Corporation(6) 12 - 3777 Kingsway Burnaby, British Columbia, V5H 3Z7	851,063	7.3
Michael Cytrynbaum(7)	25,000	*
Mathew George(6)	—	—
Robert Kidd(8)	87,900	*
Christopher Scatliff(9)	87,900	*
Randall Bast	25,000	*
Peter Kostandenou(10)	4,000	*
Michael Mugan	96,000	*
Paul Engels(11)	49,800	*
Dirk Bhagat(12)	30,400	*
All directors and executive officers as a group (11 persons)	3,248,280	27.9

*	Represents beneficial ownership of less than one percent.
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

(3)	Includes 1,154,006 shares of common stock and also includes 237,447 shares of common stock held by 1555706 Ontario Limited based on Mr. Campbell’s proportionate interest in 1555706 Ontario Limited.
(4)

Includes 850,006 shares of common stock, 264,000 shares of common stock owned by The 1999 William Campbell Family Trust and 40,000 common shares owned by Mr. Campbell’s spouse, Marie Campbell. Also includes 277,021 shares of common stock held by 1555706 Ontario Limited based on Mr. Campbell’s proportionate interest in 1555706 Ontario Limited.

(5)	Includes 1,030,606 shares of common stock and also includes 277,021 shares of common stock held by 1555706 Ontario Limited based on Mr. Nemanic’s proportionate interest in 1555706 Ontario Limited.
(6)	Mr. Mathew George represents TELUS Corporation on our board of directors. TELUS Communications Company is a wholly owned subsidiary of TELUS Corporation.
(7)	Includes 25,000 shares of common stock issuable upon exercise of options.
(8)

Includes 4,400 shares of common stock issuable upon exercise of options. Also includes 43,500 shares of common stock owned by Location Research Company of Canada Limited, which is wholly owned by Mr. Kidd and his spouse, Elizabeth Kidd.

(9)	Includes 4,800 shares of common stock issuable upon exercise of options.
(10)	Includes 4,000 shares of common stock issuable upon exercise of options.
(11)	Includes 48,000 shares of common stock issuable upon exercise of options.
(12)	Includes 20,400 shares of common stock issuable upon exercise of options.
(13)	Based on information reported by Burgundy Asset Management Ltd., an eligible institutional investor, on November 30, 2006 pursuant to Part 4 of National Instrument 62-103.
(14)	Based on information reported by CCM Master Qualified Fund, Ltd., an eligible institutional investor, on March 10, 2008 pursuant to Part 4 of National Instrument 62-103.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes equity compensation plan information as at March 31, 2007.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	593,690	$5.52	569,973 (1)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	593,690	$5.52	569,973

(1)	The Company is permitted to issue stock options and stock appreciation rights to eligible participants for up to 10% of total outstanding shares of common stock.

Item 13.	Certain Relationships and Related Transactions.

We currently have an agreement as detailed below with Geeksforless.com Inc (GFL). Mr. Colin Campbell and Mr. William Campbell (each of whom was a director and/or officer of Hostopia.com during all of fiscal 2008 and each of whom are holders of more than 5% of our outstanding shares of common stock) each hold 27.4% of the outstanding shares of GFL. The total amount expensed with respect to this contract in fiscal 2008 was $1,829,731.

In July 2005, we entered into a services agreement with GFL, for software programming services, technical support and technical services. Under this services agreement, we retain all intellectual property rights in or to the software or services provided by GFL, and GFL and its contractors agree to enter into intellectual property rights agreements in favor of Hostopia.com, regarding the treatment of confidential information, the ownership of intellectual property and the assignment of rights, prior to undertaking any work under the agreement. The initial term of the agreement was one year, and it automatically renews for additional one year terms unless terminated. The agreement may be terminated by us at any time upon 30 days’ written notice, by GFL at any time after June 30, 2010 upon 12 months’ written notice, and by either party upon 21 days’ written notice in the event of an uncured breach by the other party of its obligations under the agreement. This agreement with GFL stipulates fixed prices that will increase in 2008 and 2009 based upon the rate of inflation in Ukraine to a maximum of 10% per year. We believe that the terms of this agreement are equivalent to terms we would have received in an agreement with an arm’s length party.

All right, title and interest in another agreement that we had previously entered into with GFL, concerning website templates jointly owned with GFL, was acquired by us on June 1, 2007 for $232,921 in cash.

We have entered into an agreement with TELUS Communications Company (TELUS) to provide web hosting and related services. We also have a number of service agreements with TELUS for the purchase of bandwidth, data center space and telephony services as described below. Prior to our initial public offering, TELUS Corporation, the parent of TELUS, held 40% of the issued and outstanding shares of our Series A redeemable convertible preferred stock, which automatically converted to shares of common stock on a one-for-one basis upon the closing of this offering. Consequently, TELUS Corporation currently holds 851,063 shares or 7.3% of Hostopia common stock as of March 31, 2008. One of our directors, Mr. Mathew George is an employee of TELUS or its affiliates.

In December 2007, we renewed services agreements for three years with TELUS whereby we agreed to purchase or lease bandwidth, data centre space, and telephone line services. These agreements expire in December 2007. The total amount expensed with respect to these contracts in fiscal 2008 was $910,824

In August 2001 we entered into a services agreement with TELUS with an initial term of three years whereby we agreed to provide them with web hosting, electronic commerce, and e-mail solutions and other related services. Upon the expiry of the initial term, the agreement automatically renewed and will continue until notice of termination is provided. The agreement may be terminated by TELUS upon 30 days’ notice, subject to payment by TELUS of an amount equal to one half of the average monthly billings for the prior six months multiplied by the number of months remaining in the term. The agreement may also be terminated by either party upon 60 days’ notice at the end of the initial term or any renewal term. In addition, either party may terminate the agreement upon 30 days’ written notice in the event of an uncured breach by the other party of its obligations under the agreement, or in the case of bankruptcy or insolvency proceedings being instituted with respect to the other party. The Company recognized $2,851,114 of revenues in respect of this service agreement in fiscal 2008.

The Nominating and Corporate Governance Committee is responsible for evaluating and confirming to the Board the fairness of any non-routine transaction involving the Company and a related party.

Item 14.	Principal Accounting Fees and Services.

The aggregate fees billed to our company by KPMG LLP, our independent registered public accounting firm, for the indicated services were as follows:

	Fiscal 2008	Fiscal 2007

Audit Fees(1)	$241,573	$569,210
Audit-Related Fees	$—	$5,380
Tax Fees(2)	$49,634	$44,410
All Other Fees	$—	$—

(1)

Audit Fees consist of fees billed for professional services performed by KPMG LLP for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q, and in fiscal 2007 services that are normally provided in connection with a Form S-1 filing and its related translation into French as well as a Form S-8 filing.

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

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

Consolidated Statements of Income for the Fiscal Years ended March 31, 2006, 2007, and 2008

Consolidated Balance Sheets as of March 31, 2007 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years ended March 31, 2006, 2007, and 2008

Consolidated Statements of Cash Flows for the Fiscal Years ended March 31, 2006, 2007, and 2008

2.	Financial Statement Schedules

All schedules are omitted because they are either not applicable or the required information is provided in the financial statements or related notes.

3.	Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit No.	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation of Hostopia.com Inc.
3.2(2)	Amended and Restated Bylaws of Hostopia.com Inc.
4.1(1)	Registration Rights Agreement dated December 27, 2001
4.2(3)	Specimen Stock Certificate.
10.1(1)	2000 Stock option Plan and forms of related agreements.
10.2(2)	2006 Stock Option Plan and forms of related agreements.
10.3(1)	Employment Agreement of William Campbell, dated June 1, 2006.+
10.4(1)	Employment Agreement of Colin Campbell, dated June 1, 2006.+
10.5(1)	Employment Agreement of Michael Mugan, dated April 1, 2006.+
10.6(1)	Employment Agreement of Paul Engels, dated April 1, 2006.+
10.7(1)	Employment Agreement with Dirk Bhagat, dated June 1, 2006.+
10.8(5)	Form of Indemnification Agreement between registrant and each of its directors and executive officers.
10.9(1)	Asset purchase agreement between the registrant and FortuneCity.com Inc., dated January 31, 2006.
10.10(1)	Services agreement between registrant and Geeksforless.com Inc., dated July 1, 2005.
10.11(1)	Lease between Badenhurst-Airway Centre Ltd. And the registrant dated September 30, 2002, as amended.
10.12(1)	Revolving Line of Credit Facility.
10.13(5)	Employment Agreement with Peter Kostandenou, dated April 1, 2008.+
10.14(5)	Template Purchase Agreement between registrant and Geeksforless.com Inc., dated June 1, 2007.
10.15(4)	Agreement and Plan of Merger, dated as of June 18, 2008, among Deluxe Corporation, Deluxe Business Operations, Inc., Helix Merger Corp. and Hostopia.com Inc

Exhibit No.	Description of Document
21.1(1)	Subsidiaries of the registrant.
23.1(5)	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1(5)	CEO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2(5)	CFO Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(5)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2(5)	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form S-1 (No. 333-135533), filed with the SEC on June 30, 2006 and incorporated herein by reference.
(2)	Filed as an Exhibit to Registrant’s registration statement on Form S-1A (No. 333-13533), filed with the SEC on August 11, 2006 and incorporated herein by reference.
(3)	Filed as an Exhibit to Registrant’s registration statement on Form S-1A (No. 333-13533), filed with the SEC on October 5, 2006 and incorporated herein by reference.
(4)	Filed as an Exhibit to Registrant’s current report Form 8-K, filed with the SEC on June 18,2008
(5)	Filed as an exhibit with this Form 10-K
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hostopia.com Inc. __________________________________________________ (Registrant)

June 26, 2008 __________________________________________________ Date	/s/ Michael J. Mugan __________________________________________________ Michael J. Mugan Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the date indicated:

Name	Title	Date

/s/ Colin Campbell	Chief Executive Officer and Director	June 25, 2008
Colin Campbell

/s/ Michael J. Mugan	Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2008
Michael J. Mugan

/s/ Robert H. Kidd	Director	June 25, 2008
Robert H. Kidd

/s/ Christopher Scatliff	Director	June 25, 2008
Christopher Scatliff

/s/ Matthew George	Director	June 25, 2008
Matthew George

/s/ William Campbell	President and Director	June 25, 2008
William Campbell

/s/ Michael Cytrynbaum	Chairman and Director	June 25, 2008
Michael Cytrynbaum

/s/ Randall Bast	Director	June 25 2008
Randall Bast